Form 10-Q
period 1997-03-31
ARISTECH CHEMICAL CORP
filed 1997-04-29
CIK 804104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1997

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


                        Commission file number 333-17961

                         ARISTECH CHEMICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

        Delaware                                      25-1534498
 (State of Incorporation)               (I.R.S. Employer Identification Number)

             600 Grant Street, Pittsburgh, Pennsylvania 15219-2704
                    (Address of principal executive offices)

                            Tel. No. (412) 433-2747

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at March 31, 1997
           -----                                    -----------------------------
Common shares, $.01 stated value                            14,908 shares

                         ARISTECH CHEMICAL CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements:

                   Consolidated Statements of Income                       2

                   Consolidated Balance Sheets                             3

                   Consolidated Statements of Cash Flows                   4

                   Selected Notes to Financial Statements                  5

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                              8

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders      11

         Item 6. Exhibits and Reports on Form 8-K                         11

         Signature                                                        11

PART I. FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Income
(Dollars in Millions)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                             1997            1996
                                                                            ------          ------
Sales                                                                      $226.3           $242.0
Operating Costs:
   Cost of sales                                                            192.8            182.4
   Selling, general and administrative expenses                              13.0             11.4
   Depreciation and amortization                                             12.1             11.8
                                                                           ------           ------

         Total Operating Costs                                              217.9            205.6
                                                                           ------           ------

Operating Income                                                              8.4             36.4

Loss on Disposal of Assets                                                     --             (3.9)
Other Expense                                                                 (.9)             (.2)
Interest Income                                                                --               .4
Interest Expense                                                             (5.6)           (11.0)
                                                                           ------           ------

Income Before Provision for Taxes on Income                                   1.9             21.7

Provision for Taxes on Income                                                  .9              9.2
                                                                           ------           ------

Net Income                                                                 $  1.0           $ 12.5
                                                                           ======           ======





   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Balance Sheets
(Dollars in Millions)

                                                                          March 31,      December 31,
                                                                            1997             1996
                                                                          ---------      ------------
                                                                         (UNAUDITED)
ASSETS
Current Assets:
     Cash and equivalents                                                 $   1.2          $   1.9
     Receivables (less allowance for doubtful accounts
      of $.6 for March 31, 1997 and December 31, 1996)                      119.3            110.2
     Inventories                                                            106.1            113.1
     Other current assets                                                     1.9              2.1
                                                                          -------          -------
         Total Current Assets                                               228.5            227.3

Property, plant and equipment, net of accumulated
  depreciation                                                              606.1            598.0
Excess cost over assets acquired                                            171.3            172.6
Deferred income taxes                                                         1.5              1.5
Other assets                                                                 13.7             14.4
                                                                          -------          -------
         Total Assets                                                     $1021.1          $1013.8
                                                                          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $  73.0          $  69.0
     Payroll and benefits payable                                            10.6             12.0
     Accrued taxes                                                            9.5             13.1
     Deferred income taxes                                                     .7               .7
     Short-term borrowings                                                   49.0             40.4
     Long-term debt due within one year                                        .1               .1
     Other current liabilities                                               18.0             17.2
                                                                          -------          -------
         Total Current Liabilities                                          160.9            152.5

Long-term debt-related parties                                              168.3            160.3
Long-term debt-other                                                        149.6            149.6
Deferred income taxes                                                       164.7            164.7
Other liabilities                                                            31.2             33.1
                                                                          -------          -------
         Total Liabilities                                                  674.7            660.2

Common stock ($.01 par value, 20,000 shares authorized,
  14,908 shares issued at March 31, 1997 and December 31, 1996)                --               --

Additional paid-in capital                                                  378.8            378.8
Retained deficit                                                            (32.4)           (25.2)
                                                                          -------          -------

         Total Stockholders' Equity                                         346.4            353.6
                                                                          -------          -------

         Total Liabilities and Stockholders' Equity                       $1021.1          $1013.8
                                                                          =======          =======


   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Cash Flows
(Dollars in Millions)
(UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                             1997            1996
                                                                            ------          ------
Cash Flows from Operating Activities:
   Net Income                                                             $   1.0           $ 12.5
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                          10.8             10.5
       Amortization of excess cost over assets acquired                       1.3              1.3
       Loss on disposal of assets                                              --              3.9
       Increase in accounts receivable                                       (9.1)           (12.8)
       Decrease in inventories                                                7.0              1.3
       Decrease in accounts payable
         and other current liabilities                                       (8.5)            (7.8)
       All other                                                              (.6)             1.7
                                                                          -------           ------
   Net Cash Provided by Operating Activities                                  1.9             10.6

Cash Flows From Investing Activities:
   Capital expenditures                                                     (19.2)           (10.6)
   Maturity of short-term investment                                           --             17.0
                                                                          -------           ------
   Net Cash Provided by (Used in) Investing Activities                      (19.2)             6.4

Cash Flows From Financing Activities:
   Short-term debt increase                                                   8.6              5.3
   Repayment of long-term debt                                             (100.0)           (38.0)
   Proceeds from issuance of long-term debt                                 108.0             17.0
   Dividends                                                                   --             (1.3)
                                                                          -------           ------
   Net Cash Provided by (Used in) Financing Activities                       16.6            (17.0)

Net Decrease in Cash and Equivalents                                          (.7)              --
Cash and Equivalents, Beginning of Period                                     1.9               .4
                                                                          -------           ------
Cash and Equivalents, End of Period                                       $   1.2           $   .4
                                                                          =======           ======


   The accompanying notes are an integral part of these financial statements.

                         ARISTECH CHEMICAL CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements include the accounts of Aristech Chemical Corporation (the "Company") and its wholly and majority owned subsidiaries. Investments in other entities over which the Company exercises significant influence are carried on the equity basis. All intercompany accounts and transactions have been eliminated.

         In 1997 the Company adopted Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities". The adoption of SOP 96-1 did not have a material effect on the consolidated financial statements.

         In the opinion of management, the unaudited financial information reflects all adjustments necessary to fairly state the results of operations and the changes in financial position for such interim periods. Such adjustments are of a normal recurring nature.

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       NATURE OF OPERATIONS

         The Company's operations are conducted in one business segment, the production and marketing of chemical and polymer products. The major chemical products include phenol, acetone, bisphenol-A, aniline, phthalic anhydride, 2-ethylhexanol and plasticizers. Major polymer products include polypropylene and acrylic sheet. Approximately 80% of the total sales are of products which are considered commodity chemicals. The Company's products are generally sold for further processing by manufacturers of automotive components, construction materials and consumer products.

         The Company's product line provides it with a diverse revenue base. The Company does not derive significant revenue from any single customer. International sales are made primarily to Japan, Canada and Taiwan.

                         ARISTECH CHEMICAL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

3.       INVENTORIES

         Inventories consist of the following at March 31, 1997 and December 31, 1996:

         (In millions)                                                      1997             1996
                                                                           ------           ------
         Raw materials                                                     $ 25.6           $ 24.8
         Finished products                                                   62.1             70.8
         Supplies and sundry items                                           18.4             17.5
                                                                           ------           ------
              Total Inventory                                              $106.1           $113.1
                                                                           ======           ======


4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at March 31, 1997 and December 31, 1996:

         (In millions)                                                       1997             1996
                                                                            ------           -----
             Land                                                          $ 13.8           $ 13.8
             Buildings                                                       37.2             36.8
             Machinery and equipment                                        811.4            793.0
                                                                           ------           ------

                Total property, plant and equipment                         862.4            843.6
                Less accumulated depreciation                               256.3            245.6
                                                                           ------           ------
                Net property, plant and equipment                          $606.1           $598.0
                                                                           ======           ======


5.       DEBT

                                                                          Interest          March 31,         December 31,
         (In millions)                                 Maturity             Rates              1997                1996
                                                       --------           ---------           ------              -----
             Term Loan - MC                                2002             Variable         $   --               $100.0
             Revolving Loan - MIC                          2002             Variable          156.0                 48.0
             6 7/8% Notes                                  2006               6.875%          148.9                148.9
             Note payable to Avonite
                stockholder                                2006             Variable           11.2                 11.2
             Priority Promissory Note                      2006             Variable            1.1                  1.1
             Industrial Revenue Bond                       2008             Variable             .6                   .6
             Capital lease obligations                   1997-1999                               .2                   .2
                                                                                             ------               ------
                                                                                              318.0                310.0
             Less amount due within one year                                                     .1                   .1
                                                                                             ------               ------
             Total                                                                           $317.9               $309.9
                                                                                             ======               ======

                         ARISTECH CHEMICAL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

5.       DEBT (CONTINUED)

         On March 3, 1997, the $100.0 million Mitsubishi Corporation (MC) Term Loan was prepaid in its entirety using proceeds from the Mitsubishi International Corporation (MIC) Revolving Loan by increasing the commitment amount of the facility to $250.0 million. The guarantee fee payable to MC has been reduced to .1875% per annum for guaranteed loans effective March 3, 1997, and thereafter.

6.       COMMITMENTS AND CONTINGENCIES

         Contract commitments for capital expenditures for property, plant and equipment totaled $16.8 million at March 31, 1997 and December 31, 1996.

         As of March 31, 1997 and December 31, 1996, the Company had outstanding irrevocable standby letters of credit in the amount of $15.2 million, primarily in connection with environmental matters.

         The Company is a defendant in a patent infringement suit filed by Phillips Petroleum Company ("Phillips") in 1987, in the United States District Court for the Southern District of Texas, captioned Phillips Petroleum Company v. Aristech Chemical Corporation, Civil Action No. H87-3445. The complaint alleges infringement of two patents related to the production of polypropylene, which have since expired. The Company and Phillips each filed motions for summary judgment which were referred to a Special Master. The Special Master issued a recommendation to find in the Company's favor, and Phillips filed a motion to reject the Special Master's recommendation. A hearing on this motion was held on October 21, 1996. On November 19, 1996, the District Court granted the Company's motion for summary judgment and entered an order to that effect on November 19, 1996. A final judgment was entered on December 23, 1996. Phillips has filed a notice of appeal.

         The Company is subject to pervasive environmental laws and regulations concerning the production, handling, storage, transportation, emission and disposal of waste materials and is also subject to other federal and state laws and regulations regarding environmental, health and safety matters. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect these laws and regulations will have on the Company in the future.

         The Company is also the subject of, or party to, a number of other pending or threatened legal actions involving a variety of matters. In the opinion of management, any ultimate liability arising from these contingencies, to the extent not otherwise provided for, should not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Item 2.

                         ARISTECH CHEMICAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in connection with the information contained in the Financial Statements and Selected Notes to Financial Statements. The following discussion may contain forward-looking terms such as "believes," "expects," "may," "will," "should," "projected," or "anticipates," or the negative of these terms. No assurance can be given that future results covered by such forward-looking statements will be achieved.

RESULTS OF OPERATIONS

Operating income for the first three months of 1997 was $8.4 million on sales of $226.3 million compared with operating income of $36.4 million on sales of $242.0 million in the first three months of 1996. The reduction in operating income reflects reduced sales volumes and margins in most of the Company's product lines and more extensive planned and unplanned maintenance turnaround activity than in the same period in the prior year. The lower margins in the first three months of 1997 are principally due to rising feedstock costs outpacing increases in selling prices. Lower operating rates at the Company's facilities due to unplanned maintenance, and higher levels of planned maintenance activity, also adversely affected operating income. In addition, the Company's operating income was reduced due to the sale of the Company's coal chemicals business in March 1996. This business contributed $2.6 million in operating income in the first three months of 1996. On average, selling prices for the Company's products increased 6.1%. Feedstock costs, on average, increased 31.8%. Sales volumes were lower by 6.5% in the first three months of 1997 as compared to the first three months of 1996. Sales volumes for chemical products and polymer products were lower by 7.3% and 5.2%, respectively.

Selling, general and administrative expenses increased $1.6 million or 14.0% in the first three months of 1997 compared to the same period in 1996 primarily due to the consolidation of expenses relating to Avonite, Inc. Selling, general and administrative expenses for Avonite, Inc. were $1.4 million in the first three months of 1997. Avonite, Inc. became a consolidated subsidiary of the Company on July 1, 1996.

Interest expense was $5.6 million for the first three months of 1997 compared to $11.0 million for the first three months of 1996. The $5.4 million decrease in interest expense resulted primarily from the conversion of $179.6 million in principal amount of the Company's Payment-in-Kind Debentures to Common Stock on September 30, 1996.

The provision for estimated taxes in the first three months of 1997 was $0.9 million, compared with a provision of $9.2 million in the first three months of 1996.

                         ARISTECH CHEMICAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's net income was $1.0 million in the first three months of 1997, a decrease of $11.5 million compared with net income of $12.5 million in the same period in 1996.

FINANCIAL CONDITION

Liquidity

Total working capital was $67.6 million at the end of the first quarter of 1997 with a ratio of current assets to current liabilities of 1.4 to 1. Total working capital was $74.8 million at the end of 1996 with a ratio of current assets to current liabilities of 1.5 to 1. The decrease in the Company's working capital balance is principally due to the declaration of a $8.3 million common stock dividend by the Company's Board of Directors on February 26, 1997.

Cash from operations totaled $1.9 million in the first three months of 1997 compared to $10.6 million in the first three months of 1996. First quarter 1997 cash generation was not sufficient to satisfy capital expenditure needs. In the first quarter of 1997, the Company supplemented its cash from operations with cash available under its short term and revolving credit agreements in order to meet its current cash requirements.

The dividend declared was for $558 per share of common stock and was paid on April 24, 1997 to holders of record as of February 26, 1997.

On March 3, 1997, the $100.0 million MC Term Loan was prepaid in its entirety using proceeds from the MIC Revolving Loan by increasing the commitment amount of the facility to $250.0 million. The previous commitment amount of the MIC Revolving Loan was $150.0 million. Concurrently, the guarantee fee payable to MC was reduced .1125% to .1875% per annum for guaranteed loans effective March 3, 1997, and thereafter.

The Company believes that cash from operations, supplemented as necessary with cash expected to be available under the Company's revolving credit agreement and working capital facility, will provide it with sufficient resources to meet present and foreseeable future working capital and cash needs.

Capital Expenditures

Fixed asset expenditures during the first quarter of 1997 were $19.2 million compared to $10.6 million in the same quarter last year. Significant project expenditures in the first quarter of 1997 included the phthalic anhydride expansion and equipment upgrades at Pasadena, Texas and installation of bulk raw material handling facilities for the acrylics unit at Florence, Kentucky.

                         ARISTECH CHEMICAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contract commitments for property, plant and equipment as of March 31, 1997 and December 31, 1996 were $16.8 million. Projects at the Company's Pasadena, Texas facility account for 32.1% of the outstanding commitments including the phthalic anhydride expansion and related equipment upgrades and catalyst change. Large commitments also exist for added production facilities at the Company's Haverhill, Ohio and Neal, West Virginia facilities.

Cash available from operations, together with funds available under the Company's revolving credit agreement, will be utilized to fund the Company's current year capital spending program.

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

         On February 26, 1997, the annual meeting of stockholders of the Company was held at which the following directors were elected to the Board of Directors to serve until the 1998 annual meeting of stockholders or until their successors have been elected and qualified: Jiro Kamimura, Charles W. Hamilton, Michael J. Egan, Hajime Koga, Yasuo Sam Sone, Muneo Suzuki, Takayori Tsuboi, Yoshizo Shimizu, and Masatake Bando. All of the directors were elected by unanimous vote of the stockholders.

         Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Aristech Chemical Corporation

                                                By /s/ Michael J. Egan
                                                   -----------------------------
                                                       Michael J. Egan
                                                       Senior Vice President &
                                                       Chief Financial Officer

April 29, 1997