Form 10-Q
period 1997-07-28
ARISTECH CHEMICAL CORP
filed 1997-07-28
CIK 804104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997

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

                            Tel. No. (412) 433-2747


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ]   NO [   ]


Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                       Outstanding at July 28, 1997
             -----                                       ----------------------------
Common shares, $.01 stated value                                  14,908 shares

                         ARISTECH CHEMICAL CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997


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

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in Millions)
---------------------------------------------

                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                                 ----------------------              ---------------------
                                                                 1997              1996              1997             1996
                                                                 ----              ----              ----             ----
Sales                                                          $232.1            $217.7            $458.4           $459.7

Operating Costs:
   Cost of Sales                                                190.2             171.9             383.0            354.3
   Selling, general and administrative expenses                  13.6              10.2              26.6             21.6
   Depreciation and amortization                                 12.1              11.8              24.2             23.6
                                                               ------            ------            ------           ------

         Total Operating Costs                                  215.9             193.9             433.8            399.5
                                                               ------            ------            ------           ------
Operating Income                                                 16.2              23.8              24.6             60.2

Loss on Disposal of Assets                                         --              (2.6)               --             (6.5)
Other Expense                                                    (0.1)              (.3)             (1.0)             (.5)
Interest Income                                                    --                .3                --               .7
Interest Expense                                                 (6.1)            (11.1)            (11.7)           (22.1)
                                                               ------            ------            ------           ------

Income Before Provision for Taxes on Income                      10.0              10.1              11.9             31.8

Provision for Taxes on Income                                     4.5               3.1               5.4             12.3
                                                               ------            ------            ------           ------

Net Income                                                     $  5.5            $  7.0            $  6.5           $ 19.5
                                                               ======            ======            ======           ======


   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Balance Sheets
(Dollars in Millions)
-----------------------------

                                                                          June 30,       December 31,
                                                                            1997             1996
                                                                           -----             ----
                                                                        (Unaudited)
ASSETS
Current Assets:
     Cash and equivalents                                                 $    1.2           $    1.9
     Receivables (less allowance for doubtful accounts
      of $.5 for June 30, 1997 and $.6 for December 31, 1996)                128.6              110.2
     Inventories                                                             109.0              113.1
     Other current assets                                                      1.6                2.1
                                                                          --------           --------
         Total Current Assets                                                240.4              227.3

Property, plant and equipment, net of accumulated
  depreciation                                                               615.8              598.0
Excess cost over assets acquired                                             170.0              172.6
Deferred income taxes                                                          1.5                1.5
Other assets                                                                  18.2               14.4
                                                                          --------           --------
         Total Assets                                                     $1,045.9           $1,013.8
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $   77.1           $   69.0
     Payroll and benefits payable                                             10.8               12.0
     Accrued taxes                                                             3.5               13.1
     Deferred income taxes                                                      .7                 .7
     Short-term borrowings                                                    42.0               40.4
     Long-term debt due within one year                                        0.1                 .1
     Other current liabilities                                                20.7               17.2
                                                                          --------           --------
         Total Current Liabilities                                           154.9              152.5

Long-term debt-related parties                                               191.3              160.3
Long-term debt-other                                                         149.6              149.6
Deferred income taxes                                                        164.3              164.7
Other liabilities                                                             33.9               33.1
                                                                          --------           --------
         Total Liabilities                                                   694.0              660.2

Common stock ($.01 par value, 20,000 shares authorized,
  14,908 shares issued at June 30, 1997 and December 31, 1996)                  --                 --

Additional paid-in capital                                                   378.8              378.8
Retained deficit                                                             (26.9)             (25.2)
                                                                          --------           --------

         Total Stockholders' Equity                                          351.9              353.6
                                                                          --------           --------

         Total Liabilities and Stockholders' Equity                       $1,045.9           $1,013.8
                                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Millions)
-------------------------------------------------

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             ---------------------
                                                                             1997             1996
                                                                             ----             ----
Cash Flows from Operating Activities:
   Net Income                                                             $   6.5          $  19.5
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                          21.6             21.0
       Amortization of excess cost over assets acquired                       2.6              2.6
       Deferred income taxes                                                 (0.4)            (5.1)
       Loss on disposal of assets                                              --              6.5
       Increase in accounts receivable                                      (18.4)            (8.6)
       Decrease in inventories                                                4.1              4.0
       Increase (Decrease) in accounts payable
         and other current liabilities                                        0.8            (10.6)
       All other                                                             (0.4)            (0.7)
                                                                          -------          -------
   Net Cash Provided by Operating Activities                                 16.4             28.6

Cash Flows From Investing Activities:
   Capital expenditures                                                     (39.9)           (19.7)
   Cash received on disposal of assets                                         --             39.0
   Note receivable funded                                                    (1.5)              --
   Maturity of short-term investment                                           --             17.0
                                                                          -------          -------
   Net Cash (Used in) Provided by Investing Activities                      (41.4)            36.3

Cash Flows From Financing Activities:
   Short-term debt increase (decrease)                                        1.6             (2.3)
   Repayment of long-term debt                                             (100.0)          (103.0)
   Proceeds from issuance of long-term debt                                 131.0             63.0
   Dividends                                                                 (8.3)           (22.6)
                                                                          -------          -------
   Net Cash Provided by (Used in) Financing Activities                       24.3            (64.9)

Net Decrease in Cash and Equivalents                                          (.7)              --
Cash and Equivalents, Beginning of Period                                     1.9               .4
                                                                          -------          -------
Cash and Equivalents, End of Period                                       $   1.2          $    .4
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

     In the opinion of management, the unaudited financial information reflects all adjustments necessary to fairly state the results of operations and the changes in financial position for such interim period. Such adjustments are of a normal recurring nature.

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

2.   NATURE OF OPERATIONS

     The Company's operations are conducted in one business segment, the production and marketing of chemical and polymer products. The major chemical products include phenol, acetone, bisphenol-A, aniline, phthalic anhydride, 2-ethylhexanol and plasticizer. Major polymer products include polypropylene and acrylic sheet. Approximately 85% of the total sales are of products which are considered commodity chemicals. The Company's products are generally sold for further processing by manufacturers of automotive components, construction materials and consumer products.

     The Company's product line provides it with a diverse revenue base. The Company does not derive significant revenue from any single customer. International sales are made primarily to Japan, Canada and Taiwan.

                         ARISTECH CHEMICAL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

3.   INVENTORIES

     Inventories at June 30, 1997 and December 31, 1996 consist of the following categories:

                                               1997             1996
                                               ----             ----
         (In millions)
         Raw materials                       $ 25.1           $ 24.8
         Finished products                     63.3             70.8
         Supplies and sundry items             20.6             17.5
                                             ------           ------
              Total Inventory                $109.0           $113.1
                                             ======           ======


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at June 30, 1997 and December 31, 1996:

         (In millions)                                                       1997             1996
                                                                             ----             ----
             Land                                                          $ 13.8           $ 13.8
             Buildings                                                       36.8             36.8
             Machinery and equipment                                        827.0            793.0
                                                                           ------           ------
                Total property, plant and equipment                         877.6            843.6
                Less accumulated depreciation                               261.8            245.6
                                                                           ------           ------
                Net property, plant and equipment                          $615.8           $598.0
                                                                           ======           ======


5.   DEBT

                                                                        Interest           June 30,        December 31,
         (In millions)                                  Maturity          Rates              1997             1996
                                                        --------          -----              ----             ----
             Term Loan - MC                                 2002          Variable          $   --          $100.0
             Revolving Loan - MIC                           2002          Variable           179.0            48.0
             6-7/8% Notes                                   2006            6.875%           148.9           148.9
             Note payable to Avonite
                stockholder                                 2006          Variable            11.2            11.2
             Priority Promissory Note                       2006          Variable             1.1             1.1
             Industrial Revenue Bond                        2008          Variable              .6              .6
             Capital lease obligations                   1997-1999                              .2              .2
                                                                                            ------          ------
                                                                                             341.0           310.0
             Less amount due within one year                                                    .1              .1
                                                                                            ------          ------
             Total                                                                          $340.9          $309.9
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

6.   COMMITMENTS AND CONTINGENCIES

     Contract commitments for capital expenditures for property, plant and equipment totaled $21.5 million at June 30, 1997 and $16.8 million at December 31, 1996.

     As of December 31, 1996, the Company had outstanding irrevocable standby letters of credit in the amount of $15.2 million, primarily in connection with environmental matters. The outstanding irrevocable standby letters of credit have been reduced to $14.8 million as of June 30, 1997.

     The Company is a defendant in a patent infringement suit filed by Phillips Petroleum Company ("Phillips") in 1987, in the United States District Court for the Southern District of Texas, captioned Phillips Petroleum Company v. Aristech Chemical Corporation, Civil Action No. H87-3445. The complaint alleges infringement of two patents related to the production of polypropylene, which have since expired. The Company and Phillips each filed motions for summary judgment which were referred to a Special Master. The Special Master issued a recommendation to find in the Company's favor, and Phillips filed a motion to reject the Special Master's recommendation. A hearing on this motion was held on October 21, 1996. On November 13, 1996, the District Court granted the Company's motion for summary judgment and entered an order to that effect on November 19, 1996. A final judgment was entered on December 23, 1996. Phillips appealed the judgement and the appellate process is ongoing.

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

RESULTS OF OPERATIONS

Operating income for the three month period ending June 30, 1997 was $16.2 million on sales of $232.1 million compared with operating income of $23.8 million on sales of $217.7 million for the three month period ending June 30, 1996. Despite a favorable effect from slightly higher sales volumes, operating income was lower primarily due to higher feedstock costs and higher levels of planned and unplanned maintenance turnaround activity than in the same period in the prior year. On average, selling prices for the Company's products increased 2.4%. Feedstock costs, on average, increased 14.3%. Sales volumes were higher by 1.7% in the three month period ending June 30, 1997 as compared to the same period in 1996. Sales volumes for chemical products and polymer products were higher by 0.2% and 4.7%, respectively.

Selling, general and administrative expenses increased $3.4 million or 33.3% in the three month period ending June 30, 1997 compared to the same period in 1996 primarily due to the consolidation of expenses relating to Avonite, Inc. Selling, general and administrative expenses for Avonite, Inc. were $1.4 million in the three month period ending June 30, 1997. Avonite, Inc. became a consolidated subsidiary of the Company on July 1, 1996.

Interest expense was $6.1 million for the three month period ending June 30, 1997 compared to $11.1 million for the same period in 1996. The $5.0 million decrease in interest expense resulted primarily from the conversion of $179.6 million in principal amount of the Company's Payment-in-Kind Debentures to Common Stock on September 30, 1996.

The provision for estimated taxes for the three month period ending June 30, 1997 was $4.5 million, compared with a provision for estimated taxes of $3.1 million for the same period in 1996. The Company's effective tax rate has increased to 45% in 1997 from 31% in 1996 as a result of the amortization of non-deductible goodwill and lower pre-tax income.

The Company's net income was $5.5 million for the three month period ending June 30, 1997, a decrease of $1.5 million compared with net income of $7.0 million in the same period in 1996.

                         ARISTECH CHEMICAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating income for the first six months of 1997 was $24.6 million on sales of $458.4 million compared with operating income of $60.2 million on sales of $459.7 million in the first six months of 1996. The reduction in operating income reflects reduced sales volumes and margins in most of the Company's product lines and more extensive planned and unplanned maintenance turnaround activity than in the same period in the prior year. The lower margins in the first six months of 1997 are principally due to rising feedstock costs outpacing increases in selling prices.

Lower operating rates at the Company's facilities due to unplanned maintenance, and higher levels of planned maintenance activity, also adversely affected operating income. In addition, the Company's operating income was reduced due to the sale of the Company's coal chemicals business in March 1996. This business contributed $2.6 million in operating income in the first six months of 1996. On average, selling prices for the Company's products increased 4.3%. Feedstock costs, on average, increased 21.3%. Sales volumes were lower by 2.6% in the first six months of 1997 as compared to the first six months of 1996. Sales volumes for chemical products and polymer products were lower by 3.6% and 0.6%, respectively.

Selling, general and administrative expenses increased $5.0 million or 23.1% in the first six months of 1997 compared to the same period in 1996 primarily due to the consolidation of expenses relating to Avonite, Inc. Selling, general and administrative expenses for Avonite, Inc. were $2.9 million in the first six months of 1997. Avonite, Inc. became a consolidated subsidiary of the Company on July 1, 1996.

Interest expense was $11.7 million for the first six months of 1997 compared to $22.1 million for the first six months of 1996. The $10.4 million decrease in interest expense resulted primarily from the conversion of $179.6 million in principal amount of the Company's Payment-in-Kind Debentures to Common Stock on September 30, 1996.

The provision for estimated taxes in the first six months of 1997 was $5.4 million, compared with a provision of $12.3 million in the first six months of 1996. The Company's effective tax rate has increased to 45% in 1997 from 39% in 1996 as a result of the amortization of non-deductible goodwill and lower pre-tax income.

The Company's net income was $6.5 million in the first six months of 1997, a decrease of $13.0 million compared with net income of $19.5 million in the same period in 1996.

                         ARISTECH CHEMICAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION

Liquidity

Total working capital was $85.5 million at the end of the second quarter of 1997 with a ratio of current assets to current liabilities of 1.6 to 1. Total working capital was $74.8 million at the end of 1996 with a ratio of current assets to current liabilities of 1.5 to 1. The increase in the Company's working capital balance is principally due to an increase in trade accounts receivable.

Cash from operations totaled $16.4 million in the six month period ending June 30, 1997 compared to $28.6 million in the six month period ending June 30, 1996. Cash generation during the first six months of 1997 was not sufficient to satisfy capital expenditure needs. In the first six months of 1997, the Company supplemented its cash from operations with cash available under its short term and revolving credit agreements in order to meet its current cash requirements.

A dividend was declared for $558 per share of common stock and was paid on April 24, 1997 to holders of record as of February 26, 1997. The total amount of dividends was $8.3 million.

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

Capital Expenditures

Fixed asset expenditures during the three month period ending June 30, 1997 were $20.7 million resulting in year-to-date 1997 fixed asset expenditures of $39.9 million. This compared to $9.0 million for the second quarter 1996 and year-to-date 1996 expenditures of $19.7 million. The current year expenditures primarily reflect spending for the phthalic anhydride expansion and equipment upgrades at Pasadena, Texas, installation of bulk raw material handling facilities for the acrylics unit at Florence, Kentucky, and capacity expansion at Haverhill, Ohio for phenol and related products.

                         ARISTECH CHEMICAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Contract commitments for property, plant and equipment as of June 30, 1997 and December 31, 1996 were $21.5 million and $16.8 million, respectively. Projects at the Company's Haverhill, Ohio facility account for 54.3% of the outstanding commitments including expansion of facilities for production of phenol and related products and related equipment upgrades. Large commitments also exist for equipment upgrades at the Company's Pasadena, Texas facility and for equipment to be installed at the Company's new polypropylene technical center in Pittsburgh, Pennsylvania.

Cash available from operations, together with funds available under the Company's revolving credit agreement, will be utilized to fund the Company's current year capital spending program.


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Aristech Chemical Corporation


                                         By  /s/ Michael J. Egan
                                           ---------------------------
                                                 Michael J. Egan
                                                 Senior Vice President & Chief
                                                 Financial Officer

July 28, 1997