Form 10-Q
period 1997-09-30
ARISTECH CHEMICAL CORP
filed 1997-11-10
CIK 804104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1997

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


Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at November 10, 1997
            -----                               --------------------------------
Common shares, $.01 stated value                          14,908 shares

                          ARISTECH CHEMICAL CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX


                                                                     PAGE
                                                                     ----

PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements:

                  Consolidated Statements of Income                    2

                  Consolidated Balance Sheets                          3

                  Consolidated Statements of Cash Flows                4

                  Selected Notes to Financial Statements               5


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           9


PART II - OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K                12

         Signature                                                    12

PART I.   FINANCIAL INFORMATION
          ITEM 1.  FINANCIAL STATEMENTS

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in Millions)
---------------------------------------------

                                                                   Three Months Ended                Nine Months Ended
                                                                     September 30,                      September 30,
                                                                     -------------                      -------------
                                                                 1997             1996              1997             1996
                                                                 ----             ----              ----             ----
Sales                                                           $224.9           $231.9            $683.3            $691.6

Operating Costs:
   Cost of Sales                                                 182.0            181.7             565.0             536.0
   Selling, general and administrative expenses                   12.5             13.6              39.1              35.2
   Depreciation and amortization                                  12.3             12.0              36.5              35.6
                                                                ------           ------            ------            ------

         Total Operating Costs                                   206.8            207.3             640.6            606.8
                                                                ------           ------            ------            ------

Operating Income                                                  18.1             24.6              42.7             84.8

Loss on Disposal of Assets                                        (9.1)            (2.3)             (9.1)            (8.8)
Other Expense                                                     (0.2)            (0.2)             (1.2)            (0.7)
Interest Income                                                    0.2              -                 0.2              0.7
Interest Expense                                                  (6.1)           (10.2)            (17.8)           (32.3)
                                                                ------           ------            ------            ------

Income Before Provision for Taxes on Income                        2.9             11.9              14.8              43.7

Provision for Taxes on Income                                      2.4              7.4               7.8              19.7
                                                                ------           ------            ------            ------

Net Income                                                      $  0.5           $  4.5            $  7.0            $ 24.0
                                                                ======           ======            ======            ======





   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Balance Sheets
(Dollars in Millions)
-----------------------------

                                                                        September 30,    December 31,
                                                                            1997             1996
                                                                            ----             ----
                                                                        (Unaudited)
ASSETS
Current Assets:
     Cash and equivalents                                                $    4.6         $    1.9
     Receivables (less allowance for doubtful accounts
      of $.5 for September 30, 1997 and $.6 for December 31, 1996)          128.3            110.2
     Inventories                                                            121.3            113.1
     Other current assets                                                     1.2              2.1
                                                                        ---------        ---------
         Total Current Assets                                               255.4            227.3

Property, plant and equipment, net of accumulated
  depreciation                                                              614.2            598.0
Investments and long-term receivables                                         6.7              0.2
Excess cost over assets acquired                                            168.7            172.6
Deferred income taxes                                                         1.5              1.5
Other assets                                                                 15.9             14.2
                                                                        ---------        ---------
         Total Assets                                                   $ 1,062.4        $ 1,013.8
                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                   $    82.5        $    69.0
     Payroll and benefits payable                                            10.7             12.0
     Accrued taxes                                                            7.5             13.1
     Deferred income taxes                                                    0.7              0.7
     Short-term borrowings                                                   49.0             40.4
     Long-term debt due within one year                                       0.1              0.1
     Other current liabilities                                               21.6             17.2
                                                                        ---------        ---------
         Total Current Liabilities                                          172.1            152.5

Long-term debt-related parties                                              189.3            160.3
Long-term debt-other                                                        149.6            149.6
Deferred income taxes                                                       163.8            164.7
Other liabilities                                                            35.3             33.1
                                                                        ---------        ---------
         Total Liabilities                                                  710.1            660.2

Common stock ($.01 par value, 20,000 shares authorized,
  14,908 shares issued at September 30, 1997 and December 31, 1996)          ----             ----

Additional paid-in capital                                                  378.8            378.8
Retained deficit                                                            (26.5)           (25.2)
                                                                        ---------        ---------

         Total Stockholders' Equity                                         352.3            353.6
                                                                        ---------        ---------

         Total Liabilities and Stockholders' Equity                     $ 1,062.4        $ 1,013.8
                                                                        =========        =========




   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Millions)
-------------------------------------------------

                                                                              Nine Months Ended
                                                                                 September,
                                                                                 ----------
                                                                            1997             1996
                                                                            ----             ----
Cash Flows from Operating Activities:
   Net Income                                                             $   7.0           $ 24.0
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                          32.6             31.7
       Amortization of excess cost over assets acquired                       3.9              3.9
       Deferred income taxes                                                 (0.9)             1.3
       Loss on disposal of assets                                             9.1              8.8
       Increase in accounts receivable                                      (18.1)            (2.9)
       Decrease (increase) in inventories                                    (8.2)             1.4
       Increase (decrease) in accounts payable
         and other current liabilities                                       11.0             (7.4)
       All other                                                              1.5              1.5
                                                                          -------           ------
   Net Cash Provided by Operating Activities                                 37.9             62.3

Cash Flows From Investing Activities:
   Capital expenditures                                                     (58.0)           (28.6)
   Cash received on disposal of assets                                       ----             39.0
   Long-term receivable                                                      (6.5)            ----
   Maturity of short-term investment                                         ----             17.0
   Cash acquired, purchase of Avonite                                        ----              0.7
                                                                          -------           ------
   Net Cash (Used in) Provided by Investing Activities                      (64.5)            28.1

Cash Flows From Financing Activities:
   Short-term debt increase (decrease)                                        8.6             (3.7)
   Repayment of long-term debt                                             (141.0)          (103.0)
   Proceeds from issuance of long-term debt                                 170.0             72.0
   Redemption of preferred stock                                             ----             (6.2)
   Redemption of PIK debentures                                              ----            (24.5)
   Dividends                                                                 (8.3)           (24.2)
                                                                          -------           ------
   Net Cash Provided by (Used in) Financing Activities                       29.3            (89.6)

Net Increase in Cash and Equivalents                                          2.7              0.8
Cash and Equivalents, Beginning of Period                                     1.9              0.4
                                                                          -------           ------
Cash and Equivalents, End of Period                                       $   4.6           $  1.2
                                                                          =======           ======





   The accompanying notes are an integral part of these financial statements.

                         ARISTECH CHEMICAL CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

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

         In June 1997 Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was issued. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The adoption of SFAS 130 will have no impact on the Company's financial position or results of operations.

         In June 1997 SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the effect of this standard.

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

                         ARISTECH CHEMICAL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

3.       INVENTORIES

         Inventories at September 30, 1997 and December 31, 1996 consist of the following categories:

                                                  1997             1996
                                                 ------           -----
         (In millions)
         Raw materials                        $   35.3         $   24.8
         Finished products                        66.3             70.8
         Supplies and sundry items                19.7             17.5
                                              --------         --------
              Total Inventory                 $  121.3         $  113.1
                                              ========         ========


4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at September 30, 1997 and December 31, 1996:

         (In millions)                                      1997           1996
                                                           ------         -----
             Land                                       $   13.8       $   13.8
             Buildings                                      38.4           36.8
             Machinery and equipment                       834.7          793.0
                                                         -------       --------

                Total property, plant and equipment        886.9          843.6
                Less accumulated depreciation              272.7          245.6
                                                         -------       --------
                Net property, plant and equipment       $  614.2       $  598.0
                                                        ========       ========


5.       DEBT

                                                                         Interest      September 30,       December 31,
         (In millions)                                  Maturity          Rates             1997               1996
                                                        --------         ------            ------             -----
             Term Loan - MC                                 2002          Variable        $   ----          $  100.0
             Revolving Loan - MIC                           2002          Variable           177.0              48.0
             6 7/8% Notes                                   2006            6.875%           148.9             148.9
             Note payable to Avonite
                stockholder                                 2006          Variable            11.2              11.2
             Priority Promissory Note                       2006          Variable             1.1               1.1
             Industrial Revenue Bond                        2008          Variable             0.6               0.6
             Capital lease obligations                     1997-1999                           0.2               0.2
                                                                                          --------          --------
                                                                                             339.0             310.0
             Less amount due within one year                                                   0.1              0 .1
                                                                                          --------          --------
             Total
                                                                                          $  338.9          $  309.9
                                                                                          ========          ========

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

6.       COMMITMENTS AND CONTINGENCIES

         Contract commitments for capital expenditures for property, plant and equipment totaled $143.5 million at September 30, 1997 and $16.8 million at December 31, 1996.

         As of December 31, 1996, the Company had outstanding irrevocable standby letters of credit in the amount of $15.2 million, primarily in connection with environmental matters. The outstanding irrevocable standby letters of credit have been reduced to $5.6 million as of September 30, 1997.

         The Company is a defendant in a patent infringement suit filed by Phillips Petroleum Company ("Phillips") in 1987, in the United States District Court for the Southern District of Texas, captioned Phillips Petroleum Company v. Aristech Chemical Corporation, Civil Action No. H87-3445. The complaint alleges infringement of two patents related to the production of polypropylene, which have since expired. The Company and Phillips each filed motions for summary judgement which were referred to a Special Master. The Special Master issued a recommendation to find in the Company's favor, and Phillips filed a motion to reject the Special Master's recommendation. A hearing on this motion was held on October 21, 1996. On November 13, 1996, the District Court granted the Company's motion for summary judgement and entered an order to that effect on November 19, 1996. A final judgement was entered on December 23, 1996. Phillips appealed the judgement and the appellate process is ongoing.

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

7.       SUBSEQUENT EVENTS

         On October 1, 1997, the Company formed a joint venture with Mitsubishi Rayon Company, Ltd. to manufacture and sell acrylic sheet and decorative surface products. The Company's acrylic sheet division, headquarted in Florence, Kentucky, was reorganized as a limited liability company that will conduct business under the name of Aristech Acrylics LLC (the "LLC"). The Company holds a 90% interest in the LLC.

         On October 6, 1997, the Company entered into a contractual agreement with JE Merit Constructors, Inc. for the engineering, procurement, and construction of a 550 million pound per year polypropylene production line at the Company's LaPorte, Texas site.

         On October 31, 1997, the Company entered into a contractual agreement with Morrison Knudsen Corporation for certain procurement for and construction of a third phenol line at the Company's Haverhill, Ohio site (the "Third Line"). The agreement is effective as of August 4, 1997.

         On October 31, 1997, the Company entered into a contractual agreement with The M.W. Kellogg Company for the engineering and certain procurement for the Third Line. The agreement is effective as of August 18,1997.

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

RESULTS OF OPERATIONS

Operating income for the three month period ending September 30, 1997 was $18.1 million on sales of $224.9 million compared with operating income of $24.6 million on sales of $231.9 million for the three month period ending September 30, 1996. Despite a favorable effect from slightly higher sales volumes, operating income was lower primarily due to lower average net selling prices. On average, selling prices for the Company's products decreased 3.5%. Selling prices for chemical and polymers products were lower by 1.4% and 7.1%, respectively. Sales volumes were higher by 0.3% in the three month period ending September 30, 1997 as compared to the same period in 1996. Sales volumes for chemical products were lower by 0.8% and sales volumes for polymer products were higher by 2.4% in the three month period ending September 30, 1997 as compared to the same period in 1996.

Selling, general and administrative expenses decreased $1.1 million or 8.1% in the three month period ending September 30, 1997 compared to the same period in 1996 primarily due to the suspension of accruals relating to employee compensation programs which are tied to the Company's profitability.

Loss on disposal of assets was $9.1 million in the three month period ending September 30, 1997 compared to $2.3 million for the same period in 1996. The increase is due to the writeoff of deferred engineering costs associated with the Company's consideration of a cumene/phenol complex at Garyville, Louisiana.

Interest expense was $6.1 million for the three month period ending September 30, 1997 compared to $10.2 million for the same period in 1996. The $4.1 million decrease in interest expense resulted primarily from the conversion of $179.6 million in principal amount of the Company's Payment-in-Kind Debentures to Common Stock on September 30, 1996.

The provision for estimated taxes for the three month period ending September 30, 1997 was $2.4 million, compared with a provision for estimated taxes of $7.4 million for the same period in 1996. The Company's effective tax rate has increased to 83% in 1997 from 62% in 1996 as a result of the amortization of non-deductible goodwill and lower pre-tax income.

The Company's net income was $0.5 million for the three month period ending September 30, 1997, a decrease of $4.0 million compared with net income of $4.5 million in the same period in 1996.

                         ARISTECH CHEMICAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating income for the first nine months of 1997 was $42.7 million on sales of $683.3 million compared with operating income of $84.8 million on sales of $691.6 million in the first nine months of 1996. The reduction in operating income reflects reduced margins in most of the Company's product lines as compared to the same period in the prior year.

In addition, the Company's operating income was reduced due to the sale of the Company's coal chemicals business in March 1996. This business contributed $2.6 million in operating income in the first nine months of 1996. While average net selling prices for the Company's products increased 1.4%, feedstock costs and conversion costs increased 8.2% and 4.8%, respectively. Sales volumes were lower by 1.6% in the first nine months of 1997 as compared to the first nine months of 1996. Sales volumes for chemical products were lower by 2.7%. Sales volumes for polymers products were higher by 0.3%.

Selling, general and administrative expenses increased $3.9 million or 11.1% in the first nine months of 1997 compared to the same period in 1996 primarily due to the consolidation of expenses relating to Avonite, Inc. Selling, general and administrative expenses for Avonite, Inc. were $4.3 million in the first nine months of 1997 as compared to $1.3 million in the first nine months of 1996. Avonite, Inc. became a consolidated subsidiary of the Company on July 1, 1996.

Interest expense was $17.8 million for the first nine months of 1997 compared to $32.3 million for the first nine months of 1996. The $14.5 million decrease in interest expense resulted primarily from the conversion of $179.6 million in principal amount of the Company's Payment-in-Kind Debentures to Common Stock on September 30, 1996.

The provision for estimated taxes in the first nine months of 1997 was $7.8 million, compared with a provision of $19.7 million in the first nine months of 1996. The Company's effective tax rate has increased to 53% in 1997 from 45% in 1996 as a result of the amortization of non-deductible goodwill and lower pre-tax income.

The Company's net income was $7.0 million in the first nine months of 1997, a decrease of $17.0 million compared with net income of $24.0 million in the same period in 1996.

                         ARISTECH CHEMICAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION

Liquidity
---------

Total working capital was $83.3 million at the end of the third quarter of 1997 with a ratio of current assets to current liabilities of 1.5 to 1. Total working capital was $74.8 million at the end of 1996 with a ratio of current assets to current liabilities of 1.5 to 1. The increase in the Company's working capital balance is principally due to an increase in trade accounts receivable.

Cash from operations totaled $37.9 million in the nine month period ending September 30, 1997 compared to $62.3 million in the nine month period ending September 30, 1996. Cash generation during the first nine months of 1997 was not sufficient to satisfy capital expenditure needs. In the first nine months of 1997, the Company supplemented its cash from operations with cash available under its short term and revolving credit agreements in order to meet its current cash requirements.

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

The Company believes that cash from operations, supplemented as necessary with cash available under the Company's revolving credit agreement, working capital facility, and other third-party financings, will provide it with sufficient resources to meet present and foreseeable future working capital and cash needs.

Capital Expenditures
--------------------

Fixed asset expenditures during the three month period ending September 30, 1997 were $18.1 million resulting in year-to-date 1997 fixed asset expenditures of $58.0 million. This compared to $8.9 million for the third quarter 1996 and year-to-date 1996 expenditures of $28.6 million. The current year expenditures primarily reflect spending for the incremental capacity expansion at Haverhill, Ohio for phenol and related products, phthalic anhydride expansion and equipment upgrades at Pasadena, Texas, and installation of bulk raw material handling facilities for the acrylics unit at Florence, Kentucky.

                         ARISTECH CHEMICAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contract commitments for property, plant and equipment as of September 30, 1997 and December 31, 1996 were $143.5 million and $16.8 million, respectively. Projects at the Company's Haverhill, Ohio facility account for 91.9% of the outstanding commitments including expansion and construction of facilities for production of phenol and related products and related equipment upgrades. Large commitments also exist for equipment upgrades at the Company's Pasadena, Texas facility and for equipment to be installed at the Company's new polypropylene technical center in Pittsburgh, Pennsylvania.

On October 31, 1997, the Company entered into a contractual agreement with Morrison Knudsen Corporation for certain procurement for and construction of a third phenol line at the Company's Haverhill, Ohio site (the "Third Line"). The agreement is effective as of August 4, 1997.

On October 31, 1997, the Company entered into a contractual agreement with The
M. W. Kellogg Company for the engineering and certain procurement for the Third Line. The agreement is effective as of August 18, 1997.

The Company believes that cash from operations, supplemented as necessary with cash available under the Company's revolving credit agreement, working capital facility, and other third-party financings, will provide it with sufficient resources to fund the Company's current and future years capital spending program.


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Aristech Chemical Corporation


                        By   /s/ Michael J. Prendergast
                           ----------------------------
                             Michael J. Prendergast
                             Acting Chief Financial Officer

November 10, 1997