Form 10-K405
period 1997-12-31
ARISTECH CHEMICAL CORP
filed 1998-03-25
CIK 804104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 1997

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

                  Registrant's Telephone Number: (412) 433-2747

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1998: Not determinable.

Common Stock outstanding at March 18, 1998: 14,908 shares.

Documents Incorporated By Reference: None

                                      INDEX

PART I
   Item 1.    Business..........................................................   3
   Item 2.    Properties........................................................  15
   Item 3.    Legal Proceedings.................................................  15
   Item 4.    Submission of Matters to a Vote of Security Holders...............  15

PART II
   Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters...............................................  15
   Item 6.    Selected Financial Data...........................................  15
   Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................  16
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........  20
   Item 8.    Financial Statements..............................................  20
   Item 9.    Changes in and Disagreements with Accountants
              On Accounting and Financial Disclosure............................  38

PART III
   Item 10.   Directors and Executive Officers of the Registrant................  38
   Item 11.   Executive Compensation............................................  41
   Item 12.   Security Ownership of Certain Beneficial Owners and Management....  45
   Item 13.   Certain Relationships and Related Transactions....................  45

PART IV
   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  46

SIGNATURES

                                     PART I

ITEM 1.   BUSINESS

The Company

     Aristech Chemical Corporation ("Aristech") was incorporated under the laws of the State of Delaware on October 14, 1986, and began doing business on December 4, 1986.

     On October 1, 1997, Aristech formed a joint venture with Mitsubishi Rayon Co., Ltd. ("MRC") to manufacture and sell acrylic sheet and decorative surfacing products. Aristech's former acrylic sheet division was reorganized as Aristech Acrylics LLC ("AALLC"), a Kentucky limited liability company in which Aristech holds a 90% ownership interest. Dianal America, Inc. ("DAI"), a wholly-owned U.S. subsidiary of MRC holds a 10% ownership interest in AALLC.

     The "Company" refers to Aristech and Avonite, Inc. (a New Mexico corporation and a 60% owned consolidated subsidiary, hereinafter "Avonite" for on and after July 1, 1996) and AALLC (for on and after October 1, 1997).

General

     The Company is a producer and marketer of chemical and polymer products with total annual rated production capacity in excess of three billion pounds. The Company's product base includes phenol and related products, phthalic anhydride ("PA"), 2-ethylhexanol ("2-EH"), plasticizers, polypropylene and acrylic and polyester sheet. These products provide the Company with a diversified revenue base. While many of the Company's products are considered commodities, the Company's production of polypropylene and acrylic sheet has been increasingly directed toward more specialized, higher margin products. There is significant vertical integration among the Company's products, providing the Company with supplies of certain of its raw materials. The Company also has a diverse customer base, with no customer during 1997 accounting for more than 9% of revenues. End-use markets for the Company's products include automotive components, home and office construction, appliances, modular tubs/showers, whirlpools, spas, apparel, packaging, medical supplies, signs and a wide range of consumer products.

     The Company operates in a single business segment. Each of the Company's product lines has its own dedicated sales force responsible for domestic sales. Sales for export markets, which accounted for approximately 20% of total sales in 1997, are either handled directly, through distributors or with independent representatives. The following table sets forth certain information concerning sales of the Company's principal classes of products, chemicals and polymers, for the past five years. A description of these classes of products follows the table.

                                       SALES DATA
                                     (IN MILLIONS)
                                       YEAR ENDED
                --------------------------------------------------------
                  1997        1996        1995         1994        1993
                -------     -------     --------     -------     -------

Chemicals       $ 510.3     $ 520.9     $  595.0     $ 437.3     $ 371.2
Polymers          387.1       385.7        428.3       508.2       417.3
                -------     -------     --------     -------     -------
Total Sales     $ 897.4     $ 906.6     $1,023.3     $ 945.5     $ 788.5
                =======     =======     ========     =======     =======


PLANT PROFILE

The following table lists the products produced by the Company and the locations of the plants at which such products are produced.

PRODUCT                       ANNUAL CURRENT                TYPICAL END                         PLANT
PRODUCED                      RATED CAPACITY                USE PRODUCT                        LOCATIONS
--------                      --------------                -----------                        ---------

CHEMICALS
Phenol                       700 Million Lbs.      Phenolic Resins and Bisphenol A          Haverhill, OH
Acetone                      434 Million Lbs.      Solvent, Acrylic Plastic, and            Haverhill, OH
                                                   Bisphenol A
Alphamethylstyrene           52 Million Lbs.       Automotive Plastics and Resins           Haverhill, OH
Cumene
   Hydroperoxide             16 Million Lbs.       Polymerization Catalyst                  Haverhill, OH
Bisphenol A                  215 Million Lbs.      Engineering Plastics, Epoxy              Haverhill, OH
                                                   Resins and Flame Retardants
Aniline                      150 Million Lbs.      Polyurethane Foams and Rubber            Haverhill, OH
                                                   Chemicals
Diphenylamine                25 Million Lbs.       Rubber Chemicals                         Haverhill, OH
Phthalic Anhydride           265 Million Lbs.      Plasticizers, Unsaturated Polyester      Pasadena, TX
                                                   Resins, Alkyd Paints and Molding
                                                   Resins
2-Ethylhexanol               280 Million Lbs.      Plasticizers, Acrylates, Resins,         Pasadena, TX
                                                   Surfactants, Defoamers and Lube
                                                   and Oil Additives
Plasticizers                 210 Million Lbs.      Flexible Vinyl                           Neville Island, PA


POLYMERS
Polypropylene                828 Million Lbs.      Automotive Parts, Fibers, Battery        LaPorte, TX and
                                                   Casings, Consumer and Medical            Neal, WV
                                                   Products, Packaging Films,
                                                   Strapping and Housewares
AALLC-Acrylic Sheet          75 Million Lbs.       Outdoor Signs, Lighting Fixtures,        Florence, KY
                                                   Modular Tub and Shower Units,
                                                   Spas, Whirlpools, Vanity and
                                                   Kitchen Countertops and Exterior
                                                   Wall Cladding
Avonite - Solid              2.5 Million           Vanity and Kitchen Countertops,          Belen, NM
Surface Sheet                Square Feet           Wall Cladding and Other
                             (84,000 sheets)       Decorative Architectural
                                                   Applications


CHEMICALS

     The chemicals produced and marketed by Aristech are phenol and related products, PA, 2-EH and plasticizers.

     Phenol and Related Products

     Phenol and related products consist of phenol, acetone, alphamethylstyrene ("AMS"), cumene hydroperoxide ("CHP"), bisphenol A ("BPA"), aniline and diphenylamine ("DPA"). These products are organic chemical intermediates with a variety of end uses, primarily in products targeted for the automotive, consumer and construction industries. Aristech's products in this category are produced with processes using licensed technology, except for CHP and DPA technologies which were developed by Aristech.

     Phenol. The largest single use of phenol is as a feedstock for BPA. Other important uses are phenolic resins for plywood, chipboard and industrial abrasives. Phenol, when used as a chemical intermediate, becomes a component of nylon, herbicides, pharmaceuticals and pesticides. Aristech uses phenol as a feedstock for the production of BPA and aniline. Competition is based primarily on price.

     The main raw material for phenol is cumene, which is first oxidized to form CHP and then cleaved to produce phenol, acetone and AMS. Cumene is obtained by Aristech from several sources under supply agreements, and is also available on the spot market. An expansion in the phenol unit was completed in the fourth quarter of 1997, increasing production capacity by 70 million pounds annually. Aristech also obtains phenol through arms'-length purchases from Mitsubishi Chemical Corporation ("MCC") to supplement its own production.

     In 1997, Aristech sold approximately 48% of its total production of phenol into the merchant market. Exports of phenol represented approximately 23% of Aristech's total phenol trade sales in 1997. Aristech is in the process of expanding the Haverhill, Ohio plant. The new unit, when completed, is expected to be capable of producing 242 million pounds of phenol bringing the total phenol capacity to 942 million pounds in late 1999.

     Acetone. Acetone is used as a solvent for paints, varnishes, lacquers and vinyl resins, and as a raw material for a wide range of chemicals such as methyl methacrylate ("MMA"), BPA, diacetone alcohol and others. Approximately 9% of Aristech's acetone production was used as a raw material for the production of MMA for AALLC in 1997, with the remainder being sold to the merchant market. Aristech's phenol unit expansion resulted in increased acetone production capacity by 44 million pounds annually. Aristech is in the process of expanding the Haverhill, Ohio plant. The new unit, when completed, is expected to be capable of producing 150 million pounds of acetone bringing the total acetone capacity to 584 million pounds in late 1999.

     AMS. High-purity AMS, a low volume product, is used to increase heat distortion temperature and provide strength in ABS resins. Capital expansions increased AMS production capability by nearly 50% in 1997. Aristech's production is sold in the merchant market or hydrogenated to cumene.

     BPA. BPA is an organic chemical intermediate that is produced from phenol and acetone. BPA is consumed mainly in the production of polycarbonate and epoxy resins, but increasing amounts are used to produce flame retardants, polysulfone resins, phenoxy resins and polyester resins. The feedstocks for BPA are internally produced phenol and acetone. A significant portion of Aristech's BPA production was sold overseas in 1997, particularly in Japan, Israel, Korea and Italy.

     CHP. CHP is an intermediate compound extracted from the phenol and acetone facilities and purified using a process developed by Aristech's research group. CHP is sold in the domestic market primarily for use as a polymerization catalyst.

     Aniline. Aniline is predominantly consumed in the production of MDI-based rigid polyurethane foams and coating resins. Polymeric isocyanates have been growth products used in construction (mainly as building insulation) and in the automotive industry. Aniline is also consumed in the production of rubber, photographic developers, agricultural chemicals and dyes. Aniline is produced from internally produced phenol and purchased ammonia which is available from nearby sources. Aristech is one of two companies in the world that produces aniline from phenol.

     DPA. DPA is utilized in rubber processing chemicals as well as in pharmaceutical intermediates, dyes and as a stabilizer for petroleum and plastic products. Aristech produces DPA by its own proprietary process from internally produced aniline. Aristech is one of two domestic producers of DPA selling to the merchant market.

     PA

     PA is a commodity intermediate chemical used in the manufacture of organic chemical products, such as plasticizers, unsaturated polyester resins, alkyd paint and molding resins. PA is manufactured from orthoxylene, a petrochemical commodity purchased from a number of sources. Approximately 30% of PA production in 1997 was used by Aristech to make plasticizers. The remainder of the output of PA is sold by Aristech in the merchant market. Since PA is a commodity, competition is based primarily on price. PA is produced at Aristech's facility on the Houston Ship Channel at Pasadena, Texas, near raw material sources.

     2-EH

     2-EH is a commodity intermediate chemical used in the manufacture of organic chemical products. Plasticizers are the major market for 2-EH and account for almost half of total 2-EH consumption. The feedstocks for 2-EH are propylene and natural gas. Aristech has entered into supply contracts for natural gas and propylene, but both are also available on the spot market. Approximately 30% of 2-EH output in 1997 was consumed by Aristech in the production of plasticizers. The remainder of the output of 2-EH is sold by Aristech in the merchant market, principally for export. Competition is based primarily on price. 2-EH is produced at Aristech's facility on the Houston Ship Channel at Pasadena, Texas.

     Plasticizers

     Plasticizers are organic esters produced primarily in high volume commodity grades. Plasticizers are used principally in the manufacture of flexible polyvinyl chloride ("PVC") plastic products. PVC products are sold into a wide variety of applications, including consumer (rainwear, toys and boots), housing (flooring and wall coverings), automotive (seat and dashboard covers and vinyl roofs) and industrial (wire and cable insulation).

     Plasticizers are made from a variety of dibasic acids (primarily PA) and alcohols, including 2-EH. Aristech produces its own supply of PA and 2-EH that are used in large volumes in plasticizers.

     Aristech produces a complete line of plasticizers, for both general and specialized applications, all of which are sold into the merchant market. Competition is based primarily on price. Aristech manufactures plasticizers utilizing well-developed batch process technology at its facility located on the Ohio River at Neville Island, Pennsylvania.

POLYMERS
     Polymers consist of Aristech's polypropylene products, AALLC's acrylic sheet products, and Avonite's polyester sheet products.

     Polypropylene

     Polypropylene is a thermoplastic resin produced by Aristech in both commodity and specialty grades. The major markets for polypropylene are: synthetic fibers used in carpet backing, carpet face yarns, upholstery fabrics, geotextiles and disposable diapers; automotive applications, including battery cases and interior trim parts; packaging films for food and non-food applications; injection-molded caps and closures; medical applications (syringes and vials); and a wide range of other consumer products.

     Propylene is the principal raw material used in the production of polypropylene. The LaPorte, Texas plant obtains its supply of chemical and polymer grade propylene primarily via pipeline under agreements with Mobil Oil Corporation ("Mobil") and Equistar Chemicals LP, and the remainder on the spot market. The Neal, West Virginia plant is supplied with refinery grade propylene via pipeline from the nearby refinery of

Ashland Inc. ("Ashland") and refinery and chemical grade propylene by rail from other producers in the northern tier of the United States and Canada. Both plants operate propylene splitters which permit the upgrading of lower cost refinery and chemical grade propylene to polymer grade feedstocks.

     Aristech sells substantially all of its output of polypropylene to the merchant market. Exports, primarily to the Far East, represented approximately 10% of polypropylene sales in 1997. Imports are not a significant factor in the domestic market.

     Aristech is one of 12 producers of polypropylene in the United States. Competition among producers of commodity grade polypropylene is primarily on the basis of price, as well as quality and service. In specialty grades, competition is based primarily on product development, quality and service. To help direct Aristech's product mix toward the more specialized, higher margin products, a technical services group provides assistance to customers to develop specialty formulations to meet their specific product requirements. A new polypropylene technical center was opened in November, 1997, in Pittsburgh, Pennsylvania, further strengthening Aristech's commitment to customer service and focus on specialty products. Control of raw materials supply and cost, utilization of the latest production technology, and proximity to markets are also important competitive factors.

     The Neal, West Virginia plant utilizes Spheripol-technology developed by Montedison S.p.A. and licensed from Technipol B.Y. The LaPorte, Texas plant utilizes licensed high-yield catalyst technology. The LaPorte, Texas plant is in the process of being expanded. The expansion, when completed in late 1999, is expected to add 550 million pounds of annual capacity.

     On February 12, 1998, Aristech and MCC entered into a nonbinding memorandum of understanding which contemplates the formation of a joint venture in the polypropylene business in the United States. MCC is, among other things, a Japan-based producer and seller of polypropylene. MCC is also a shareholder in Aristech. (See Item 12). No definitive agreement has been reached with respect to the proposed joint venture and there can be no assurance as to the ultimate terms of the proposed joint venture, the timing of its formation or whether it will be consummated.

     Acrylic Sheet

     AALLC produces acrylic sheet. Acrylic sheet is a polymeric product produced in specialty and general purpose grades. Applications include bathtubs, modular tubs/showers, spas, whirlpool units, glazing, skylights, sign facia, vanity and kitchen countertops and other decorative uses.

     The primary feedstock for acrylic sheet is MMA, which is currently obtained through third party toll conversion using acetone produced at Aristech's Haverhill, Ohio plant.

     All sales of acrylic sheet are in the merchant market. AALLC has positioned itself as a specialty producer with emphasis on solid surface, plumbingware, spa and sign applications with approximately 85% of the acrylic sheet sales occurring in these specialty market segments during 1997.

     AALLC produces acrylic sheet using the continuous cast method. This process permits AALLC to produce cross-linked sheet products of significantly greater widths and lengths than are obtainable from the more commonly used cell-cast or extrusion methods. AALLC's acrylic sheet is produced at its Florence, Kentucky plant which is equipped with three continuous casters. Design, operation and maintenance of the continuous casters represent significant proprietary technology of AALLC. AALLC is one of five domestic producers of cast acrylic sheet products and one of two which use the continuous cast method.

     Avonite

     Avonite produces premium solid surface polyester sheet under the tradename Avonite(R). Avonite(R) is used for countertops, wall cladding and other decorative architectural applications. Avonite's production facility is in Belen, New Mexico. Avonite produces its sheet from unsaturated polyester resins purchased in the highly competitive resin market. In addition, Avonite purchases and resells certain of AALLC's Acrystone(R) acrylic solid surface sheet products.

ORDER BACKLOG

     Normally, significant customer orders are placed during the same month that shipment is requested and orders placed for future delivery are subject to revision or cancellation. For these reasons, the Company does not consider order backlog to be a meaningful indication of future business activity for its businesses.

EMPLOYEE RELATIONS

     The Company employs approximately 1,620 people. The operating personnel at Neal, West Virginia, Neville Island, Pennsylvania and AALLC's Florence, Kentucky facilities are represented by the Oil, Chemical and Atomic Workers International Union, the United Steelworkers of America, and the International Chemical Workers, respectively. Historically, operations have generally not been interrupted by strikes. The Company's other facilities are not represented by unions.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are conducted at research centers at Monroeville, Pennsylvania and Pittsburgh, Pennsylvania, and augmented by product development and technical service groups directly attached to the polypropylene and plasticizers businesses and AALLC. Expenditures for these activities were $13.8 million in 1997, $13.0 million in 1996, and $11.9 million in 1995.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns approximately 96 United States patents applicable to all phases of its business, including product formulations and production processes. The Company considers its know-how, trade secrets and patents important to the conduct of its business although no individual item is considered to be material to the business. Certain plants use technology licensed from others. Royalty expense on these licenses amounted to $3.9 million in 1997, $3.0 million in 1996, and $2.6 million in 1995. AALLC also has licensed its Acrysteel(R) technology to MRC. Aristech is entitled to receive royalties under certain circumstances for two stage cleavage technology used in the production of phenol and acetone, which is licensed by a third party to MCC.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     The Company (and the industry in which it competes) is subject to pervasive environmental laws and regulations concerning the production of chemicals, emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials and is also subject to other Federal and state laws and regulations regarding health and safety matters. These laws and regulations are constantly evolving and it is impossible to predict accurately the effect these laws and regulations will have on the Company in the future.

     Each of the Company's production facilities has permits and licenses regulating air emissions and water discharges. Each of these production facilities that requires permits for the treatment, storage or disposal of hazardous waste has interim or final permits. Some permits and licenses, including all for hazardous waste treatment, storage or disposal, require that the holder meet financial responsibility criteria. The Company meets the financial responsibility criteria required for holding hazardous waste permits and licenses by meeting the requirements of a financial test mechanism under applicable state or federal regulation.

     It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. Nonetheless, in the course of conducting its business, regulatory compliance issues can arise with regard to the Company's operations or its products. In addition, environmental laws and regulations establish requirements for recordkeeping and other administrative efforts. Resolving such issues and satisfying recordkeeping and other administrative requirements can require the Company to incur ongoing operating costs and/or make capital expenditures to achieve or maintain compliance with such laws and regulations. The Company has expended substantial funds for such compliance in the past, and expects to continue to do so. Future requirements arising from new laws and regulations can also give rise to additional compliance costs.

The Company is unable to predict the magnitude of its aggregate future compliance costs. Violations of environmental permits or licenses could result in substantial sanctions, which could be civil, criminal, or both. Violations could also result in the revocation of such permits or licenses. In addition, the operation of any chemical manufacturing plant entails risk of adverse environmental effect, including exposure to chemical products and by-products from the Company's operations.

     In some cases, compliance can only be achieved by capital expenditures. In 1997, the Company spent $2.9 million for environmentally related capital expenditures. Based upon preliminary estimates of capital expenditures for environmental projects at existing facilities and without any detailed engineering or other technical planning, the Company broadly estimates that expenditures for 1998 and 1999 will total $2.5 million in the aggregate.

     The Company's facilities for many years have shipped waste materials to third party sites for treatment and/or disposal. As a result of these practices, the Company is currently involved in investigative or cleanup projects under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or comparable state laws at 25 sites. Based on currently available information, the Company has reserved $4.7 million in the aggregate for its share of costs associated with certain of these sites. No amount has been reserved for a majority of such sites, since amounts are included only when costs are reasonably estimable. At eleven of the sites, either the regulatory agency has indicated that no further action will be required or the Company has settled out as a de minimis party. It is possible that the Company may be involved in future investigations and cleanups of other sites to which the Company sent waste materials. The Company cannot predict such future liabilities with accuracy.

     The Resource Conservation and Recovery Act ("RCRA") requires the Company to estimate the closure and post-closure costs for its hazardous waste treatment, storage and disposal facilities. The Company estimates total closure and post-closure costs for its existing facilities, and any former facilities for which the Company contractually retained liability, to be approximately $9.7 million. The Company revises these costs at least annually to reflect inflation, and at other times to address changed conditions. The Company has closed hazardous waste management facilities at its Linden, New Jersey and Florence, Kentucky facilities and at its former facility at Colton, California. The Company is awaiting regulatory acceptance of these closures and it is not known whether additional closure requirements will be imposed.

     The New Jersey Industrial Sites Recovery Act requires that Aristech investigate site conditions at its former manufacturing facility in Linden, New Jersey (currently operated as a warehouse and distribution facility) to assess the type and extent of contamination that may be present. Aristech has submitted a Remedial Investigation/Remedial Action Plan (the "Plan") to the New Jersey Department of Environmental Protection (the "NJDEP") with respect to this facility. Aristech has performed certain remedial actions pursuant to the Plan with the approval of the NJDEP at a cost of approximately $150,000. The remaining remedial actions proposed by the Plan, currently estimated to cost $675,000, have not been approved by the NJDEP. Aristech cannot predict whether the NJDEP will approve the remainder of the Plan as proposed, whether additional cleanup conditions, if any, may be imposed, or the costs of any such additional cleanup conditions.

     Aristech has been investigating an area of its former Colton, California facility at the request of the Santa Ana Regional Water Quality Control Board ("Water Board"). Soil sampling has revealed residual contamination and groundwater monitoring wells have been installed. In October 1997, the Water Board requested that Aristech and the owner of a neighboring facility conduct an off-site, downgradient investigation of the groundwater. Aristech and the owner of the neighboring facility have agreed to this request. Aristech estimates its share of the investigation requested by the Water Board to be approximately $50,000. It is not possible to estimate the costs of further investigation or cleanup at this time.

     RCRA can also impose corrective action requirements at facilities where hazardous waste treatment, storage and disposal occurs or has occurred. Corrective action requirements include investigation, and remedial action for impacted soils and groundwater. While preliminary investigations have occurred at some of the Company's facilities, it is not possible to predict the timing or extent of the remedial actions which ultimately might be required.

     Some studies suggest that certain industrial chemicals, including phthalates and BPA, mimic the effect of hormones in people and animals, and adversely influence the reproductive process. Some phthalate esters have been implicated in unverified screening tests. Aristech believes that this effect is not associated with its phthalate ester product line, based on the results of independent and industry sponsored testing. BPA has also been implicated by the same screening tests. To address this allegation, Aristech and the other United States BPA producers have established an extensive reproductive health testing program that Aristech believes will demonstrate that BPA does not cause estrogenic effects in animals or humans. Newly enacted legislation associated with the safety of drinking water and the food supply contains requirements for performing estrogenicity screens. While BPA and certain phthalate esters will most likely be targeted by these requirements, Aristech believes that voluntary testing completed or currently underway will mitigate or obviate the need for additional estrogenicity testing.

     Certain plasticizers, particularly DEHP (di-ethylhexyl phthalate, also known as dioctyl phthalate, or DOP) have been under public attention and close scrutiny by health and environmental agencies during recent years. While there are no government regulations in force or proposed that restrict their marketing, sale or use, public perception may eventually affect a segment of the market for DOP and other plasticizers.

     The chemical industry was formerly subject to the tax imposed on petroleum and chemical feedstocks under CERCLA, which last expired December 31,1995. The reauthorization of this tax is anticipated but not expected to be retroactive. As under previous law, it is expected that a portion of this tax liability may be passed on to customers.

     The Company's domestic competitors are subject to the same environmental, health and safety laws and regulations and the Company believes that its issues and potential expenditures are comparable to those faced by its major domestic competitors. As noted in the discussion of individual product lines, the markets for most of the Company's products are very price competitive. Therefore, future environmentally related capital expenditure requirements, liabilities and costs could be a major factor in the Company's future sales and income, since it may not always be possible to pass costs on to customers.

DISPOSITION OF CERTAIN BUSINESSES

COAL CHEMICALS BUSINESS

     In March 1996, Aristech sold to Koppers Industries, Inc. ("Koppers") substantially all of its assets related to the production and sale of coal chemicals (the "Coal Chemicals Business"), and Koppers assumed certain of the liabilities in connection with the Coal Chemicals Business. Aristech agreed to indemnify Koppers against liabilities arising from (i) breaches of Aristech's representations, warranties and covenants contained in the asset purchase agreement and (ii) claims relating to the Coal Chemicals Business arising out of events occurring prior to the sale. The representations and warranties expired on September 30, 1997, and any claim by Koppers for indemnification for breach of the expired representations and warranties had to be made by an October 15, 1997 deadline. No such claims were made.

     Under a reorganization agreement dated October 14, 1986, under which the Coal Chemicals Business was transferred from USX Corporation ("USX") to Aristech, USX generally retained responsibility for pre-1986 environmental conditions on the properties. Koppers generally assumed (with certain exceptions) all environmental compliance, toxic exposure, environmental damage and environmental response cost liabilities arising after 1986 with respect to the Coal Chemicals Business. Aristech retained, and agreed to indemnify Koppers for, liabilities arising from specific listed environmental "incidents," although Aristech is not aware of any asserted or overtly threatened claims likely to lead to material liabilities related to any of the enumerated incidents.

     Aristech also agreed to retain liabilities related to: (i) claims of personal injury arising from exposure to regulated substances released between December 4, 1986 and the sale; (ii) claims of property value diminution arising from releases to the air of regulated substances by Aristech occurring between December 4, 1986 and the sale (but only if those claims are asserted within 24 months of the sale); (iii) claims related to the shipment, treatment or disposal of regulated substances at off-site locations during the period of Aristech's operations of the facilities; and (iv) enforcement actions and penalties relating to violations of environmental laws resulting from operations of the business or use of the property during the period of Aristech's ownership. As of the date of this filing, Aristech is not aware of any actual or threatened claim for indemnification arising under these provisions.

POLYESTER BUSINESS

     In April 1995, Aristech sold to Ashland substantially all of its assets related to the manufacture and sale of unsaturated polyester resins ("UPR") and maleic anhydride ("MA") and the distribution of UPR and other polyester products (collectively, the "Polyester Business"). Ashland also assumed certain of Aristech's liabilities in connection with the Polyester Business. Aristech retained ownership of the land underlying the production facility for the Polyester Business located at Neville Island, Pennsylvania. Aristech continues to manufacture plasticizers at Neville Island. Ashland generally purchased all physical assets at the Neville Island facility primarily used in the production of UPR and MA, and Aristech retained those primarily used to manufacture plasticizers. Aristech granted to Ashland an irrevocable easement for the land beneath the structures transferred to Ashland and certain areas around and between those structures, and each party granted the other rights to permit access to and maintenance of the other party's assets, as necessary.

     Ashland and Aristech also entered into a services agreement whereby each agreed to supply the other with certain services related to the other party's operations at the Neville Island facility. The prices charged for such services are generally designed to approximate the supplier's cost of providing the services. The services agreement contains a mutual release and indemnification provision whereby each party, as a recipient of services, releases and indemnifies the other, as a service provider, from and against claims arising from the acts of the service provider's employees or claims asserted by such employees in connection with the furnishing of services under the agreement.

     Aristech agreed to indemnify Ashland against liabilities arising from (i) breaches of Aristech's representations, warranties and agreements contained in the asset purchase agreement and related documents and (ii) Aristech's operation of the Polyester Business prior to the sale. Most of Aristech's representations and warranties have expired. Aristech's indemnification obligations for breach of any representation or warranty (whether or not expired) are capped at $30 million. The parties' respective obligations with respect to environmental matters are not covered by the foregoing provisions.

     With respect to environmental matters, Aristech: (1) retained liability for any claims that might be asserted regarding previous shipments of regulated substances from the business to off-site treatment and disposal facilities; (2) agreed to indemnify Ashland from enforcement proceedings or penalties arising from alleged violations of environmental laws resulting from business operations that may have occurred prior to the closing; and (3) agreed to make certain modifications of the incinerator at the Jacksonville, Arkansas site to assure compliance with applicable air quality permit requirements and performance criteria.

     With respect to the Neville Island facility: (1) Aristech agreed (subject to a number of limitations) to indemnify Ashland against claims arising from pre-closing environmental contamination conditions, if any, and any contamination caused by future releases from Aristech's operations; (2) Ashland agreed to indemnify Aristech from environmental conditions arising from future releases caused by Ashland; and (3) an allocation arrangement is established under which responsibility for an environmental condition may be shared. Because an environmental assessment has not been completed at the Neville Island facility, the nature and extent of potential environmental contamination has not been ascertained.

     With respect to the other UPR and MA production facilities, Aristech agreed to indemnify Ashland for any required investigation and remediation of: (1) certain former waste management units at the Colton, California site; (2) phosphate contamination in groundwater at the Bartow, Florida site, caused by nearby mining operations; and (3) contamination in a former waste pond at Bartow. Aristech also agreed to complete closure of certain listed former waste management units at those production facilities, and to be responsible for certain additional assessments or investigations of specifically identified areas affected by various former solid waste management units and previously-removed underground storage tanks. Aristech has reserved $50,000 for the estimated costs of completing the presently required investigations and closure work, although any estimate of the costs associated with work required in the future cannot be made until further investigations have been completed. As to remediation of environmental conditions arising from previous solid waste units, Aristech and Ashland agreed to share such expenses in excess of an annual deductible amount, under a sliding scale that reduces Aristech's share from 100% to 0% over 25 years. With respect to other environmental conditions (including presently unknown and unidentified conditions), Aristech agreed to share with Ashland costs of additional investigations and remedial actions, with Aristech's share of such costs based on a sliding scale which decreases over a 21-year period. Those obligations to indemnify Ashland are subject to an annual deductible amount of $20,000 per facility and $40,000 in the aggregate.

     As to the distribution facilities (all of which were leased properties), Aristech retained liability for pre-closing environmental conditions, if any, only until the expiration of the then pending leases. The last of those leases will expire on October 30, 1998. Special provisions govern the allocation of responsibilities at the leased Ankeny, Iowa distribution facility, as to contamination resulting from the former operations of the Albaugh Chemical Company, to the extent that such matters are not covered under an indemnification provided by the lessor of that property.

     All of Aristech's indemnification obligations relating to environmental conditions at the former UPR and MA business facilities, including Neville Island, are subject to a cap of $34.0 million, which value is escalated on a quarterly basis based upon the producer price index.

     Mitsubishi Corporation ("MC") entered into a letter agreement with Ashland to provide certain assurances to Ashland with respect to Aristech's environmental indemnification obligations to Ashland. The letter agreement prohibits MC, in its capacity as a controlling stockholder of Aristech, from (i) dissolving Aristech or (ii) causing Aristech to transfer assets such that the value of its remaining tangible assets falls below $40.0 million, unless MC provides to Ashland reasonable security or other financial assurance regarding such obligations. The letter agreement expires the earliest of (i) April 28, 2020, (ii) effectuation by Aristech of a public offering of its equity securities, (iii) MC and its subsidiaries ceasing to own over 50% of Aristech's outstanding equity securities and (iv) Aristech becoming the subject of a bankruptcy proceeding.

     Also in connection with the sale, Ashland and Aristech entered into supply contracts for the purchase and sale of MA (the "MA Supply Contract"), PA (the "PA Supply Contract") and 2-EH (the "2-EH Supply Contract"). The MA Supply Contract obligates Aristech to purchase from Ashland all of its annual North American consumption requirement of MA for the facilities and businesses owned by Aristech as of April 28,1995. The PA Supply Contract obligates Ashland to purchase from Aristech all of Ashland's North American consumption requirement of PA for the facilities and businesses owned by Ashland as of April 28, 1995. The 2-EH Supply Contract requires Ashland to purchase from Aristech the 2-EH used by Ashland to produce UPR. The MA and PA Supply Contracts terminate on April 28, 2000, subject to the parties' obligation to negotiate in good faith the terms and conditions of an additional 60 month supply agreement. The 2-EH Supply Contract has a term expiring on December 31, 1999 and continuing from year to year thereafter unless terminated by prior notice of either party.

OLEFINS BUSINESS

     In January 1988, Aristech sold to Mobil certain assets of Aristech's Olefins operations (the "Olefins Business") and Mobil assumed certain liabilities in connection with the Olefins Business. Mobil assumed no pre-existing environmental liabilities related to the Olefins Business. Aristech has agreed to indemnify Mobil for environmental liabilities related to the Olefins Business existing on or prior to the sale. As of December 31, 1997, there were no pending or threatened claims for indemnification arising under these provisions. With respect to environmental claims arising from actions of parties other than Aristech and USX prior to the ownership of the Olefins Business by USX, Aristech's indemnification obligations expired in November 1992, since Mobil made no demand for such indemnification within five years of the closing. The maximum aggregate liability of Aristech for indemnification of Mobil for environmental claims is $5.0 million. Mobil agreed to indemnify Aristech for all environmental liabilities related to actions taken or the failure to take actions by Mobil relating to the Olefins Business on or after the sale.

                           FORWARD LOOKING INFORMATION


     In addition to the other information contained in this Report on Form 10-K, the following factors should be considered carefully. Information contained in this report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "projected," "contemplates" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." No assurance can be given that the future results covered by the forward looking-statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors, such as the general state of the economy, could also cause actual results to vary materially from the future results covered in such forward-looking statements.

     ABILITY TO PASS THROUGH FEEDSTOCK PRICE INCREASES AND PRICE VOLATILITY. Raw materials account for approximately two-thirds of the Company's total production cost. As a result, the Company's ability to pass on increases in feedstock costs to customers has a significant impact on operating results. The ability to pass on increases in feedstock costs is, to a large extent, related to market conditions. While the Company generally has been able to pass increases in feedstock costs on to customers, there can be no assurance that the Company will be able to do so in the future. The Company's ability to pass on increases in feedstock costs is particularly subject to uncertainty with respect to the Company's commodity products. Substantial increases in capacity which have occurred recently or are anticipated in certain of the commodity and specialty chemical markets in which the Company participates can be expected to affect such ability. In addition, prices of feedstock can be subject to significant price fluctuations. Increases in costs may not be accompanied by corresponding increases in selling prices for the Company's products in all instances, regardless of market conditions. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     DEPENDENCE ON SIGNIFICANT SUPPLIERS. A number of the Company's raw material suppliers provide the Company with a significant amount of its feedstocks, and if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply contracts, or if such contracts could not be renewed or replaced upon expiration, feedstock costs incurred by the Company could rise significantly.

     CYCLICALITY OF INDUSTRIES. A substantial portion of the Company's sales are to customers that manufacture products having end-use applications in the automotive, housing or construction industries, and such manufacturers are significantly affected by cyclical fluctuations in those industries. It is anticipated that reductions in the business levels of these industries would impact negatively on the Company's sales and profits.

     COMPETITIVE INDUSTRY. The Company faces competition from a substantial number of global and regional competitors, some of which have greater financial, research and development, production and other resources than the Company. Although competitive factors vary among the Company's product lines, in general the Company's competitive position is based primarily on selling prices, product quality, manufacturing technology, access to raw materials, proximity to markets and customer service and support. The Company's competitors can be expected in the future to improve technologies, expand capacity, and, in certain product lines, develop and introduce new products. While there can be no assurances of its ability to do so, the Company believes that it will have sufficient resources to maintain its current position.

     POTENTIAL LIABILITIES RELATING TO ENVIRONMENTAL, HEALTH AND SAFETY REGULATIONS. The chemical industry is subject to numerous federal, state and local laws relating to the storage, handling, emission, transportation, manufacture and use of chemicals, the discharge of materials into the environment and the maintenance of safe conditions in the workplace. United States chemical manufacturers, including the Company, have expended substantial funds for compliance with such laws and regulations. Future legislation and regulations could impose additional costs on the industry. Company production facilities require permits and licenses that are subject to renewal or modification. Violations of such permits or licenses could result in substantial sanctions, which could be civil, criminal, or both. Violations could also result in the revocation of such permits or licenses. In addition, the operation of any chemical manufacturing plant entails risk of adverse environmental effect, including exposure to chemical products or by-products from the Company's operations. The Company is also involved in investigative or cleanup projects at waste disposal sites owned by other parties. The Company has agreed to indemnify certain third parties against certain claims or liabilities, including liabilities under laws relating to the protection of the environment and the workplace, relating to assets acquired or divested by the Company. The markets for most of the Company's products are very price competitive. Therefore, future environmentally related capital expenditure requirements, liabilities and costs could be a major factor in the Company's future sales and income, since it may not always be possible to pass costs on to customers. See "Business--Environmental, Health and Safety Matter" and "--Disposition of Certain Businesses."

     RELIANCE ON CONTINUED OPERATION AND SUFFICIENCY OF MANUFACTURING FACILITIES. The Company's revenues are dependent on the continued operation of its various manufacturing facilities. Although presently all operating plants are considered to be in good condition, the operation of manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, power outages, the improper installation or operation of equipment, natural disasters and the need to comply with directives of governmental agencies. Except for polypropylene, each of the Company's product lines is manufactured at only a single facility and production could not be transferred to another site. The occurrence of material operational problems, including but not limited to the above events, may adversely affect the profitability of the Company during the period of such operational difficulties. See "Business--Plant Profile."

     EFFECT OF PLANNED MAINTENANCE TURNAROUNDS. In addition to its routine repair and maintenance activities, the Company has a program of planned maintenance turnarounds under which certain facilities are temporarily taken out of production for repairs and maintenance. To the degree that the cost of planned maintenance turnarounds is not evenly spread over the program's normal two-year cycle, year-to-year and quarterly variations in the income can result. Subject to regulatory inspections and maintaining the Company's safety standards, the timing of maintenance turnarounds is largely at the discretion of management. In determining the schedule of maintenance turnarounds, management considers, among other things, the level of product demand, catalyst life and the operating performance of the production facility. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

ITEM 2.   PROPERTIES

     The location and general character of the principal plants and other important physical properties of the Company are described in Item 1. The plants are located on properties which are held in fee simple. The executive offices, research facility at Monroeville, Pennsylvania, polypropylene technical center, sales offices and warehouses are leased from third parties. The plants and other facilities have been constructed or acquired from time to time over a period of years and vary in age and operating efficiency. The Company considers its properties to be in suitable condition for their intended use and purpose.

ITEM 3.   LEGAL PROCEEDINGS

     The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business.

     Aristech is a defendant in a patent infringement suit filed by Phillips Petroleum Company ("Phillips") in 1987, in the United States District Court for the Southern District of Texas, captioned Phillips Petroleum Company v. Aristech Chemical Corporation, Civil Action No. H87-3445. The complaint alleges infringement of two patents related to the production of polypropylene, which have since expired. Aristech and Phillips each filed motions for summary judgment which were referred to a Special Master. The Special Master issued a lengthy recommendation to find in Aristech's favor, and Phillips filed a motion to reject the Special Master's recommendation. A hearing on this motion was held on October 21, 1996. On November 13, 1996, the District Court granted Aristech's motion for summary judgment and entered that order on November 19, 1996. A final judgment was entered in Aristech's favor on December 23, 1996. Phillips is appealing the judgment. Aristech believes that the outcome of this matter will not have a material adverse effect on Aristech.

     The Company becomes involved from time to time in proceedings involving environmental matters. See "Environmental, Health and Safety Matters" above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is not an established public trading market for Aristech's shares of common stock. Aristech paid cash dividends of $8.3 million and $20.0 million during the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, there were four holders of Aristech's common stock (See Item 12).

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                  YEAR ENDED DECEMBER 31
(IN MILLIONS EXCEPT PER SHARE DATA)                  1997         1996         1995         1994         1993
                                                   --------     --------     --------     --------     ---------
INCOME STATEMENT DATA
Sales                                              $  897.4     $  906.6     $1,023.3     $  945.5     $  788.5
Net Income (Loss) From Continuing Operations            8.0         33.3         60.2          0.1        (39.7)

BALANCE SHEET DATA
Total Assets                                       $1,097.5     $1,013.8     $1,090.0     $1,183.4     $1,134.9
Long-term Obligations Due After One Year              365.7        309.9        623.2        763.6        695.9

Cash Dividends Declared per Common Share           $    558     $  1,990     $     --     $     --     $     --


See Item 1.  "Business - Disposition of Certain Businesses"

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in connection with the information contained in the Consolidated Financial Statements and the notes thereto.

GENERAL

         The Company is a leading producer and marketer of chemical and polymer products. The Company had sales of $897.4 million, $906.6 million and $1,023.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Product shipments for 1997 were slightly lower than 1996 due to the cyclical nature of the industry. Anticipated additional increases in production capacity in certain chemical markets in which the Company participates could adversely affect selling prices in the near term.

         Raw materials account for approximately two-thirds of the Company's total production cost. As a result, the Company's ability to pass on increases in feedstock costs to customers has a significant impact on operating results. The ability to pass on increases in feedstock costs is, to a large extent, related to market conditions. While the Company generally has been able to pass increases in feedstock costs on to customers, there can be no assurance that the Company will be able to do so in the future. The Company's ability to pass on increases in feedstock costs is particularly subject to uncertainty with respect to the Company's commodity products. Substantial increases in capacity which have occurred recently or are anticipated in certain of the commodity and specialty chemical markets in which the Company participates can be expected to affect such ability. In addition, prices of feedstock can be subject to significant price fluctuations. Increases in costs may not be accompanied by corresponding increases in selling prices for the Company's products in all instances, regardless of market conditions.

         Approximately 86% of the Company's sales are of products that are considered commodities. In an effort to increase its specialty-type products business, the Company's production of polypropylene and acrylic sheet has been increasingly directed toward specialized, higher margin products. Generally, the Company's profit margins on most of its specialty-type products have been substantially higher than those on its commodity products.

         Sales and operating results in the last quarter of each year are generally lower than in the first three quarters. The fourth quarter is generally adversely affected by lower demand in some of the Company's principal end-use markets, particularly construction.

         In addition to its routine repair and maintenance activities, the Company has a program of planned maintenance turnarounds under which certain facilities are temporarily taken out of production for repairs and maintenance. To the degree that the cost of planned maintenance turnarounds is not evenly spread over the program's normal two-year cycle, year-to-year and quarterly variations in income can result. Subject to regulatory inspections and maintaining the Company's safety standards, the timing of maintenance turnarounds is largely at the discretion of management. In determining the schedule of maintenance turnarounds, management considers, among other things, the level of product demand, catalyst life and the operating performance of the production facility. Costs of the planned maintenance turnarounds for 1997, 1996, and 1995 were approximately $5.0 million, $7.7 million, $8.5 million, respectively. For financial accounting purposes, the Company capitalizes the cost of catalyst replacement and amortizes the cost over the life of the catalyst. The Company expenses other planned maintenance activity during the period that the work was performed.

RESULTS OF OPERATIONS

     Year ended December 31, 1997 compared with year ended December 31, 1996. Operating income for 1997 was $51.7 million on sales of $897.4 million compared with operating income of $107.6 million in 1996 on sales of $906.6 million. The reduction in operating income reflects reduced margins in most of the Company's product lines compared to the prior year. Higher feedstock and conversion costs more than offset slightly higher product selling pricing. Feedstock and conversion costs increased 8.2% in 1997 compared to 1996 while overall average net selling prices increased just 0.6% in 1997 over 1996. Sales volumes declined 0.5% in 1997 compared with the prior year period.

     Selling prices increased slightly in chemicals and polymers; however, feedstock and conversion costs increased at a greater rate. Chemicals feedstock and conversion costs increased 8.5% in 1997 while selling prices increased 0.2%. Feedstock and conversion costs were also higher in polymers increasing 7.2% compared with the prior year period. Polymers overall pricing increased 0.4% in 1997 compared to 1996. Sales volumes increased 2.3% for polymers but declined 2.0% in chemicals.

     In addition, the Company's operating income in 1997 declined compared to 1996 due to the sale of the Coal Chemicals Business in March 1996. That business contributed $2.6 million in operating income in 1996.

     Selling, general and administrative expenses increased $3.9 million or 8.3% in 1997 compared to the prior year due, in large part, to the consolidation of expenses relating to Avonite. Selling, general and administrative expenses for Avonite, were $5.7 million in 1997 as compared to $2.3 million in 1996. Avonite became a consolidated subsidiary on July 1, 1996.

     Loss on disposal of assets was $9.2 million in 1997, an increase of $1.3 million compared to the prior year period. The loss on disposal of assets in 1997 was primarily attributable to the writeoff of deferred engineering costs associated with the Company's consideration of a cumene/phenol complex at Garyville, Louisiana.

     Interest expense was $23.6 million in 1997 as compared to $37.9 million for the prior year. The $14.3 million decrease in interest expense resulted primarily from the conversion of $179.5 million in principal amount of the Company's payment-in-kind debentures to common stock on September 30, 1996.

     The provision for estimated tax expense for 1997 was $9.3 million compared with a provision for estimated taxes of $27.6 million for the prior year. The Company's effective tax rate has increased to 52.5% in 1997 from 45.3% in 1996 as a result of the amortization of excess of cost over assets acquired and lower pre-tax income.

     The Company's net income was $8.0 million for the year ending December 31, 1997, a decrease of $25.3 million compared with net income of $33.3 million in 1996.

     Year ended December 31, 1996 compared with year ended December 31, 1995. Operating income for 1996 was $107.6 million on sales of $906.6 million compared with operating income of $172.4 million in 1995 on sales of $1,023.3 million. The reduction in operating income reflects reduced margins in 1996 in most of the Company's product lines compared to the prior year. Pricing in most of the Company's product lines declined at a greater rate than did feedstock costs. Company feedstock and conversion costs decreased 7.4% in 1996 versus the prior year while overall average company net selling prices decreased a greater 11.5%. Company sales volumes increased 4.7% in 1996 compared with the prior year period.

     Chemicals feedstock and conversion costs decreased 6.7% while selling prices decreased 12.3%. Polymers feedstock and conversion costs decreased 10.5% as compared with the prior year period. Polymers were also negatively impacted by lower overall pricing which declined 12.3% in 1996 compared to 1995. Sales volumes were higher in polymers, increasing 15.2% as compared to the prior year. Chemicals sales volumes were unchanged relative to 1995.

     In addition, the Company's operating income declined due to the sale of the coal chemicals business in March 1996. The business contributed $2.6 million in operating income in 1996 and $10.3 million in 1995.

     Selling, general and administrative expenses increased $3.3 million or 7.6% in 1996 compared to the prior year due, in large part, to the consolidation of expenses relating to Avonite. Selling, general and administrative expenses for Avonite were $2.3 million in 1996 while they were not consolidated in 1995. Avonite became a consolidated subsidiary of the Company on July 1, 1996.

     Loss on disposal of assets was $7.9 million in 1996, a decrease of $11.1 million as compared to the prior year. The loss on disposal of assets during 1996 was primarily due to the sale of the Company's Coal Chemicals Business as well as the writeoff of facilities which were idled in the chemicals and polymers businesses.

     Interest expense was $37.9 million in 1996 as compared to $49.8 million for the prior year period. The $11.9 million decrease in interest expense resulted from the conversion of $179.5 million in principal amount of the Company's payment-in-kind ("PIK") debentures to common stock on September 30, 1996. Also contributing to the decrease in interest expense was the reduction in debt from application of the proceeds of the sale of the Company's Coal Chemicals Business.

     The provision for estimated tax expenses for 1996 was $27.6 million compared with a provision for estimated taxes of $44.4 million for the prior year. The Company's effective tax rate increased to 45.3% in 1996 from 42.4% in 1995 as a result of lower pre-tax income and the reversal of a $5.0 million deferred tax benefit relating to the Company's 50% equity interest in Avonite as a result of the acquisition of an additional 10% of Avonite's common equity.

     The Company's net income of $33.3 million for the year ending December 31, 1996 represents a decrease of $26.9 million compared with net income of $60.2 million in 1995.

FINANCIAL CONDITION

LIQUIDITY

     Total working capital was $74.9 million at December 31, 1997 with a ratio of current assets to current liabilities of 1.4 to 1 and $74.8 million at December 31, 1996 with a ratio of current assets to current liabilities of 1.5 to 1. Cash and equivalents at December 31, 1997 were $3.9 million compared to the $1.9 million at December 31, 1996.

     Cash flow from operating activities totaled $68.3 million for the annual period ending December 31, 1997 as compared to $84.0 million and $85.5 million for 1996 and 1995, respectively. Cash flow from operations during the 1997 calendar year was not sufficient to satisfy capital expenditure requirements. During 1997, the Company supplemented its cash from operations with cash available under its short term and revolving credit agreements in order to meet its capital cash requirements.

     The Company received $10.0 million on October 1, 1997 from Dianal America, Inc., a subsidiary of MRC, in return for a 10% equity interest in AALLC.

     The Company entered into a term loan agreement, dated as of August 1, 1994, with MC in the amount of $203.0 million and had a maturity date of July 31, 2002 (the "MC Term Loan"). As of December 31, 1996, $100.0 million was outstanding under the MC Term Loan. The Company also entered into a term loan and revolving credit agreement with Mitsubishi International Corporation ("MIC") dated as of August 1, 1994 (the "MIC Term Loan" and the "MIC Revolving Loan", respectively). The MIC Term Loan provided for a term loan in the principal amount of $100.0 million, with a maturity date of March 31, 1997, all of which was prepaid in its entirety with a portion of the proceeds from the sale of the Notes (discussed below) and terminated. The $100.0 million MC Term Loan was prepaid in its entirety on March 3, 1997 using proceeds from the MIC Revolving Loan by increasing the commitment amount to $250.0 million from its previous commitment amount of $150.0 million. Subsequent to the repayment of the $100.0 million MC Term Loan, the maximum commitment amount of the MIC Revolving Loan was reduced from $250.0 million to $200.0 million by converting $50.0 million to a new MIC Term Loan due April 18, 2002.

     Effective February 1, 1998, the interest rate on the Revolving Loan-MIC was increased by .25% for all loans extending on and after February 1, 1998. This increase is not expected to have a material effect on the Company's working capital.

     The MC Term Loan and the MIC Revolving Loan are guaranteed by MC. In consideration of the guarantee, the Company has agreed to pay MC a guarantee fee calculated on a daily basis in an amount equal to .30% per annum for loans effective June 3, 1996 and .1875% per annum for loans effective March 3, 1997 and thereafter. The fee is payable semiannually.

     On November 25, 1996, the Company issued $150.0 million of 6.875% notes due November 15, 2006 ("Notes") at a discount of $1.1 million. The proceeds were used to prepay in entirety the $100.0 million MIC Term Loan and the balance was used for general corporate purposes.

     Prior to the issuance of the Notes, the Company entered into an interest rate hedging contract with a commercial bank that effectively fixed at 6.404% the treasury rate component of the all-in cost (treasury rate component plus credit margin) of the Notes. The Company settled the interest rate hedging contract at a cost of approximately $2.5 million on November 22, 1996, which is being amortized along with other costs associated with the Notes over the life of the Notes.

     The Company has a $50.0 million discretionary working capital facility with a commercial lender to manage the Company's daily working capital fluctuations. The working capital facility constitutes unsecured senior indebtedness of the Company and ranks pari passu with all other unsecured senior indebtedness of the Company for borrowed money, including the Notes. Under the working capital facility, the Company expects to indirectly access the commercial paper market at market rates equivalent to A1/P1 commercial paper, plus a reasonable loan margin typical for a company with a credit rating similar to that of the Company.

     A dividend of $558 per share of common stock was declared and paid on April 24, 1997 to holders of record as of February 26, 1997. The total amount of the dividend was $8.3 million.

     The Company believes that cash from operations, supplemented as necessary with cash available under the Company's revolving credit agreement, working capital facility, and other third-party financing, will provide it with sufficient resources to meet present and envisioned future working capital and cash needs.

CAPITAL EXPENDITURES AND RESOURCES

     Fixed asset expenditures were $101.9 million in 1997 as compared to $41.5 million in 1996 and $55.3 million in 1995. Expenditures in 1997 primarily reflected spending for the capacity expansions at Haverhill, Ohio for phenol and related products, phthalic anhydride expansion and equipment upgrades at Pasadena, Texas, and polypropylene expansion at the LaPorte, Texas facility. Other significant expenditures included the installation of bulk raw material handling facilities for AALLC at Florence, Kentucky.

     In October 1997, Aristech entered into a contractual agreement with JE Merit Constructors for the engineering, procurement, and construction of a third polypropylene line at the Company's LaPorte, Texas site.

     In October 1997, Aristech entered into a contractual agreement with Morrison Knudsen Corporation for certain procurement for and construction of a third phenol line at the Company's Haverhill, Ohio site (the "Third Line"). The agreement is effective as of August 4, 1997.

     In October 1997, Aristech entered into a contractual agreement with the M.W. Kellogg Company for the engineering and certain procurement for the third line. The agreement is effective as of August 18, 1997.

     The Company believes that cash from operations, supplemented as necessary with cash available under the Company's revolving credit agreement, working capital facility, and other third-party financings, will provide it with sufficient resources to fund the Company's current and future years' capital spending program.

     On March 27, 1998, Aristech intends to enter into an asset securitization agreement to finance a portion of its capital expansion program. The agreement, effective April 1, 1998, would involve the sale of undivided interests in a replenishing pool of trade receivables in exchange for cost-effective revolver-like financing up to $100 million. The net proceeds received from the sale will be initially used to reduce the amount outstanding on the Revolving Loan-MIC.

YEAR 2000

     The Company, like many owners of computer systems, will be required to modify portions of its systems so that they will function properly in the year 2000. In executing its year 2000 readiness plan, the Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be complete allowing adequate time for testing. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company does not expect the amounts required to be expensed to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.

     In addition, the Company has and continues to communicate with others with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At December 31, 1997 and 1996, the Company was not a party to any material derivative financial instruments or any other market risk sensitive instruments, other than the trade accounts receivable and trade accounts payable which by their nature mature within one year, inventory that is not subject to commodity price risk, and the long-term debt which is discussed in Note 11 to the financial statements (see Item 8). The Company's exposure to market risk is minimal with regards to its trade accounts receivable, trade accounts payable, inventory and long-term debt.


ITEM 8.    FINANCIAL STATEMENTS

     Index to Consolidated Financial Statements
                                                                     PAGE
                                                                     ----
INDEPENDENT AUDITORS' REPORT                                          21
CONSOLIDATED FINANCIAL STATEMENTS:
   CONSOLIDATED STATEMENTS OF INCOME                                  22
   CONSOLIDATED BALANCE SHEETS                                        23
   CONSOLIDATED STATEMENTS OF CASH FLOWS                              24
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    26
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                     27

INDEPENDENT AUDITORS' REPORT

Aristech Chemical Corporation


We have audited the accompanying consolidated balance sheets of Aristech Chemical Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Exhibit at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Aristech Chemical Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Pittsburgh, Pennsylvania


January 30, 1998 (except for Note 18,
as to which the date is March 18, 1998)

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Income
For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in Millions)
--------------------------------------------------------



                                                      1997        1996         1995
                                                    --------    --------    ----------

Sales                                               $  897.4    $  906.6    $  1,023.3

Operating Costs:
   Cost of sales                                       745.6       704.4         758.9
   Selling, general and administrative expenses         50.8        46.9          43.6
   Depreciation and amortization                        49.3        47.7          48.4
                                                    --------    --------    ----------

      Total Operating Costs                            845.7       799.0         850.9
                                                    --------    --------    ----------

Operating Income                                        51.7       107.6         172.4

Loss on Disposal of Assets                              (9.2)       (7.9)        (19.0)
Other (Expense) Income, Net                             (1.7)       (1.6)         (1.1)
Interest Income                                          0.5         0.7           2.1
Interest Expense                                       (23.6)      (37.9)        (49.8)
                                                    --------    --------    ----------

Income Before Taxes on Income                           17.7        60.9         104.6

Provision for Taxes on Income                            9.3        27.6          44.4
                                                    --------    --------    ----------

Income Before Minority Interest                          8.4        33.3          60.2

Minority Interest                                       (0.4)       --            --
                                                    --------    --------    ----------

Net Income                                          $    8.0    $   33.3    $     60.2
                                                    ========    ========    ==========


Related Party Transactions:

Sales                                               $   80.3    $   83.2    $     83.4
Purchases                                               24.2        24.0          27.2
Interest Expense                                         9.9        35.8          50.6


   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Balance Sheets
December 31, 1997 and 1996
(Dollars in Millions)
-----------------------------------------------------


                                                                      1997          1996
                                                                   ----------    ----------
ASSETS
Current Assets:
   Cash and equivalents                                            $    3.9    $    1.9
   Receivables (less allowance for doubtful
      accounts of $.6 for 1997 and 1996)                              105.8        99.0
   Receivables - related parties                                        8.4        11.2
   Inventories                                                        123.5       113.1
   Other current assets                                                 1.4         2.1
                                                                   --------    --------
       Total Current Assets                                           243.0       227.3

Property, plant and equipment, net of accumulated depreciation        662.8       598.0
Long-term receivables                                                   7.9        --
Excess cost over assets acquired                                      167.4       172.6
Deferred income taxes                                                   1.4         1.5
Other assets                                                           15.0        14.4
                                                                   ========    ========
       Total Assets                                                $1,097.5    $1,013.8
                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                $   87.5    $   68.5
   Accounts payable - related parties                                   1.6         0.5
   Payroll and benefits payable                                         9.2        12.0
   Accrued taxes                                                        6.1        13.1
   Deferred income taxes                                                3.9         0.7
   Short-term borrowings                                               42.3        40.4
   Long-term debt due within one year                                   0.6         0.1
   Other current liabilities                                           16.9        17.2
                                                                   --------    --------
       Total Current Liabilities                                      168.1       152.5

Long-term debt-related parties                                        187.0       148.0
Long-term debt-other                                                  178.7       161.9
Deferred income taxes                                                 162.9       164.7
Other liabilities                                                      37.0        33.1
                                                                   --------    --------
       Total Liabilities                                              733.7       660.2
                                                                   --------    --------

Minority Interest                                                       3.0        --
                                                                   --------    --------

Common stock ($.01 par value, 20,000 shares authorized,
  14,908 shares issued at December 31, 1997 and 1996)                  --          --
Additional paid-in capital                                            386.3       378.8
Retained deficit                                                      (25.5)      (25.2)
                                                                   --------    --------
       Total Stockholders' Equity                                     360.8       353.6
                                                                   --------    --------

       Total Liabilities and Stockholders' Equity                  $1,097.5    $1,013.8
                                                                   ========    ========



   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in Millions)
--------------------------------------------------------


                                                            1997        1996        1995
                                                          --------    --------    --------
Cash Flow From Operating Activities:
   Net Income                                             $    8.0    $   33.3    $   60.2
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                               44.1        42.5        43.4
   Amortization of excess cost over assets acquired            5.2         5.2         5.6
   Amortization of merger expenses                             2.0         2.0         1.9
   Deferred income taxes                                       1.5        (5.1)       26.5
   Loss on disposal of assets                                  9.2         7.9        19.0
   Decrease (increase) in receivables                         (4.0)       11.0         2.7
   Increase in inventories                                   (10.4)       (9.0)      (17.8)
   Increase (decrease) in accounts payable
     and other current liabilities                            10.0        (1.9)      (57.3)
   Minority interest in consolidated subsidiary                0.4        --          --
   Other                                                       2.3        (1.9)        1.3
                                                          --------    --------    --------
Net Cash Provided by Operating Activities                     68.3        84.0        85.5

Cash Flows From Investing Activities:
   Capital expenditures                                     (101.9)      (41.5)      (55.3)
   Purchase of short-term investment                          --          --         (17.0)
   Maturity of short-term investment                          --          17.0        --
   Cash received on disposal of assets                        --          39.7        91.9
   Long-term receivables                                      (8.3)       --          --
   Cash assumed from additional purchase of Avonite           --           0.7        --
                                                          --------    --------    --------
Net Cash Provided by (Used in) Investing Activities         (110.2)       15.9        19.6

Cash Flows From Financing Activities:
   Short-term debt increase                                    1.9        31.7         8.7
   Repayment of long-term debt                              (167.1)     (220.1)     (155.9)
   Proceeds from issuance of long-term debt                  207.4       148.9        39.0
   Long-term debt issuance costs                               0.2        (4.0)       --
   Dividends paid                                             (8.3)      (24.2)       (3.8)
   Payments for purchase of treasury stock                    --          --         (68.3)
   Principal payments under capital lease obligations         (0.2)       --          --
   Redemption of preferred stock                              --          (6.2)       (6.1)
   Redemption of payment-in-kind debentures                   --         (24.5)      (24.5)
   Proceeds - equity contribution to AALLC                    10.0        --          --
   Issuance of common stock                                   --          --          77.5
                                                          --------    --------    --------
Net Cash Provided by (Used in) Financing Activities           43.9       (98.4)     (133.4)

Net Increase (Decrease) in Cash and Equivalents                2.0         1.5       (28.3)
Cash and Equivalents, Beginning of Year                        1.9         0.4        28.7
                                                          --------    --------    --------
Cash and Equivalents, End of Year                         $    3.9    $    1.9    $    0.4
                                                          ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                                           1997        1996         1995
                                                           ----        ----         ----
Supplemental disclosure of cash flow information:
     Cash paid during period for:

              Interest                                    $23.2        $39.3        $46.7
              Income taxes                                 14.5         27.3         13.8


Non-cash financing activities include the conversion of debentures of $179.5 million and Redeemable Series A Convertible payment-in-kind ("PIK") Preferred Stock of $44.8 million for common stock totaling $224.3 million in 1996; debentures issued in lieu of cash payments for interest of $5.7 million in 1995; and the issuance of additional shares for dividends on the Redeemable Series A Convertible PIK Preferred Stock of $1.5 million in 1995.


Non-cash investing transactions for 1996 include the acquisition of an additional 10% interest in Avonite in exchange for the assignment of a $1.0 million promissory note from Avonite to the Avonite minority stockholders. Non-cash investing activities also include the then pending sale of $28.2 million of net property, plant and equipment at December 31, 1995, which resulted in a decrease in net property, plant and equipment and a corresponding increase in assets held for sale.


Non-cash investing and financing transactions for 1997 include capital lease obligations in the amount of $16.2 million.


   The Accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in Millions)
----------------------------------------------------

                                                           Common Stock
                                                     ========================
                                                                                   Additional
                                                       Number        Treasury        Paid-in      Treasury       Retained
                                                     of Shares        Shares         Capital        Stock         Deficit
                                                     ---------        ------         -------        -----         -------
Balance - December 31, 1994                            7,605          (105)          $ 80.0        $ (3.0)       $ (75.7)

Dividend on Series A
     Convertible Preferred Stock                          --            --               --          --             (5.3)

Transfer from temporary equity                         2,245            --             68.3          --             --

Treasury stock purchased                                  --        (2,245)              --         (68.3)          --

Treasury stock retired                                    --         2,350               --          71.3           --

Shares canceled                                       (2,350)           --            (71.3)         --             --

Shares issued                                          2,550            --             77.5          --             --

Net Income - 1995                                         --            --               --          --             60.2
                                                      ------         -----          -------       -----           ------

Balance - December 31, 1995                           10,050            --            154.5          --            (20.8)

Dividend on Series A
     Convertible Preferred Stock                          --            --               --          --             (4.2)

Dividend - common stock                                   --            --               --          --            (20.0)

Conversion of PIK debentures                           3,888            --            179.5          --             --
   to common stock

Conversion of Series A Convertible                       970            --             44.8          --             --
   Preferred Stock to common stock

Assumption of minority deficit in Avonite                 --            --               --          --            (14.1)

Net Income - 1996                                         --            --               --          --             33.3

All other                                                 --            --               --          --              0.6
                                                      ------         -----          -------       -----           ------

Balance - December 31, 1996                           14,908            --            378.8          --            (25.2)

Dividend - common stock                                   --            --               --          --             (8.3)

Proceeds - equity contribution to AALLC                   --            --              7.5          --             --

Net Income - 1997                                         --            --               --          --              8.0
                                                      ------         -----          -------       -----           ------

Balance - December 31, 1997                           14,908            --          $ 386.3       $  --           $(25.5)
                                                      ======         =====          =======       =====           ======




   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         Aristech Chemical Corporation (the "Company") was incorporated under the laws of the State of Delaware on October 14, 1986 as a wholly-owned subsidiary of USX Corporation ("USX"). On December 4, 1986, USX transferred substantially all of the assets and liabilities of its USS Chemicals Division to the Company, and the Company's Common Stock was offered and sold to the public. The USS Chemicals Division was formed by USX in 1966. On March 7,1990 Mitsubishi Corporation ("MC"), certain other investors and certain members of management of the Company acquired the Company in a going-private transaction. The interests of certain of the investors, including the management investors, have subsequently been reacquired and 82.3% of the Company's common stock is beneficially owned by MC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Investments in other entities over which the Company exercises significant influence are carried on the equity basis. All intercompany accounts and transactions have been eliminated. Certain amounts previously reported in financial statement captions have been reclassified to conform with the 1997 presentation.

         The Company adopted Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities" in 1997. The adoption of SOP 96-1 did not have a material effect on the consolidated financial statements.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in 1997. Adoption had no effect on the Company's financial position or results of operations.

         In June 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the effect of this standard on its financial reporting.

         In February 1998, SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. SFAS 132 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the effect of this standard on its financial reporting.

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Inventories

         Inventories are stated at the lower of aggregate cost or market. Cost is determined primarily by the last-in, first-out ("LIFO") method. Inventory costs include direct and indirect manufacturing costs associated with the production of product.

         Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Major replacements and improvements which extend the life of the property are capitalized, while maintenance and repairs are expensed as incurred. The Company capitalizes the interest cost associated with major property additions while in progress and amortizes the amount over the useful lives of the related assets. Depreciation of plant and equipment is computed on the straight-line method.

         When a plant or major facility within a plant is sold or otherwise disposed of, any gain or loss is reflected in the consolidated statement of income. Proceeds from the sale of other facilities depreciated on a group basis are credited to the depreciation reserve.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company capitalizes the cost of catalyst replacement and amortizes the cost over the life of the catalyst. The Company expenses any other planned maintenance activity during the period the work was performed.

         Excess Cost Over Assets Acquired

         The acquisition of Aristech by MC was accounted for as a purchase transaction with the purchase price being allocated to assets and liabilities based on their fair values as of the date of acquisition. The excess cost over the fair value of assets acquired is generally amortized on a straight-line basis over a 40 year period. Such amount associated with the 1990 acquisition has been allocated to each of the Company's businesses based on historical operating results prior to the acquisition. Accumulated amortization of the excess cost over assets acquired was $ 54.4 million and $49.2 million at December 31, 1997 and 1996, respectively.

         Pensions

         The Company maintains defined benefit pension plans for substantially all of its employees with benefits based on compensation and years of service. The Company's funding practice is to contribute annually not less than the actuarially determined minimum funding requirements of the Employee Retirement Income Security Act of 1974 nor more than the maximum funding limitation under the Internal Revenue Code. Contributions are intended to provide for benefits for service to date and for benefits expected to be earned in the future.

         The Company also maintains defined contribution plans which cover certain eligible salaried and hourly employees. The Company's cost is determined based on a percentage of compensation as defined by the plans (see Note 4).

         Income Taxes

         Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. The deferred income taxes are computed annually for differences between book and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future (see Note 5).

         Income Recognition

         Sales and related costs of sales are included in income when goods are shipped or services are rendered to the customer.

         Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Such investments are carried at cost which approximates fair value.

         Environmental Compliance and Remediation

         Environmental compliance costs include maintenance, monitoring and similar costs. Such costs are expensed as incurred. Costs for long-term operations and maintenance obligations at sites subject to a regulatory agreement are accrued in advance based upon management's estimate. Except to the extent costs can be capitalized, environmental remediation costs are fully accrued when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

3.       NATURE OF OPERATIONS

         The Company's operations are conducted in one business segment, the production and marketing of chemical and polymer products. The major chemical products include phenol, acetone, bisphenol A, aniline, phthalic anhydride, 2-ethylhexanol and plasticizer. Major polymer products include polypropylene and acrylic sheet. Approximately 86% of the total sales are of products which are considered commodity chemicals. The Company's products are generally sold for further processing by manufacturers of automotive components, construction materials and consumer products.

         The Company's product line provides it with a diverse revenue base. The Company does not derive significant revenue from any single customer. Sales for export markets are made primarily to Japan, Canada and Taiwan. The Company exported chemical products with total sales revenue of $178.1 million in 1997, $172.4 million in 1996 and $186.8 million in 1995.

4.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         Substantially all employees of the Company are covered by various defined benefit or defined contribution plans. The cost of such plans was $6.0 million in 1997, $5.7 million in 1996 and $4.9 million in 1995.

         Defined benefit pension cost for 1997, 1996 and 1995 includes the following components:



             (In millions)                                          1997      1996        1995
                                                                    ----      ----        ----
                  Cost of benefits earned during the period         $4.1      $ 3.8      $ 3.2
                  Interest cost on projected benefit obligation      4.5        3.8        3.8
                  Actual return on plan assets                      (8.0)      (6.5)      (7.6)
                  Net amortization and deferral                      4.6        3.7        4.7
                                                                    ====      =====      =====
                    Total                                           $5.2      $ 4.8      $ 4.1
                                                                    ====      =====      =====




             Assumptions                                                        1997          1996          1995
             -----------                                                        ----          ----          ----
                  Discount rate, net periodic pension cost                      7.75%         7.25%         8.50%
                  Rate of increase in compensation levels, net
                        periodic pension cost                                   4.50          4.00          4.00
                  Expected long-term rate of return on assets                   9.50          9.00          9.00
                  Discount rate, projected benefit obligation                   7.00          7.75          7.25
                  Rate of increase in compensation levels, projected
                        benefit obligation                                      4.25          4.50          4.00

4.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996:

                                                                      Assets Exceed                 Accumulated
                                                                       Accumulated                    Benefits
                                                                         Benefits                   Exceed Assets
                                                                         --------                   -------------
            (In millions)                                        1997            1996            1997            1996
                                                                 ----            ----            ----            ----
            Actuarial present value of benefit obligations:
                   Vested benefit obligation                   $  (33.1)       $  (31.4)       $   (8.4)        $  (4.2)
                                                               ========        ========        =========        ========

                   Accumulated benefit obligation              $  (40.2)       $  (36.0)       $   (8.5)        $  (4.5)
                                                               ========        ========        =========        ========

                   Projected benefit obligation                $  (61.2)       $  (52.5)       $   (9.7)        $  (7.5)

            Plan assets at fair value                              44.8            39.5             3.9             1.2
                                                               --------        --------        --------         -------
            Plan assets less than projected benefit
                   obligation                                     (16.4)          (13.0)           (5.8)           (6.3)

            Unrecognized net loss                                  10.3             7.1             1.0              .9
            Unrecognized prior service cost                          .6              .7             4.0             3.9
                                                               --------        --------        --------        --------
            Accrued pension cost recognized in
                   the consolidated balance sheets             $   (5.5)       $   (5.2)       $    (.8)       $   (1.5)
                                                               ========        ========        ========        ========


         Amounts recognized in the 1996 and 1995 consolidated income statements due to the settlement or curtailment of pension plans as a result of the sales of discontinued business units were not significant.
         There were no settlements or curtailments during 1997.

         Plan assets are invested primarily in listed stocks and bonds.

         In addition to providing pension benefits, the Company provides certain medical and life insurance benefits to eligible retired employees. Under the terms of the benefit plans, which are unfunded, the Company reserves the right to modify or discontinue the plans.

         The expense for other postretirement benefits was $1.8 million in 1997, $1.4 million in 1996 and $2.1 million in 1995. The cash payments for such benefits were $.8 million in 1997, $.6 million in 1996 and $.7 million in 1995.

         Postretirement benefit cost for 1997, 1996 and 1995 included the following components:

            (In millions)                                               1997           1996         1995
                                                                        ----           ----         ----
                  Cost of benefits earned during the period            $  .4          $  .4        $  .4
                  Interest cost on accumulated postretirement
                     obligation                                          1.2            1.2          1.4
                  Amortization of transition obligation                   .2             .2           .3
                  Credit due to discontinuation of business              ---            (.4)         ---
                    units                                              -----          -----        -----
                     Total                                             $ 1.8          $ 1.4        $ 2.1
                                                                       =====          =====        =====

         For measurement purposes, the discount rates used for calculating the present value of postretirement benefit liabilities were 7.00% for 1997, 7.75% for 1996 and 7.25% for 1995.

4.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

         The following table sets forth the postretirement benefit liability as of December 31, 1997 and 1996:


             (In millions)                                                                   1997         1996
                                                                                             ----         ----
                  Accumulated postretirement benefit obligation:
                     Retirees                                                               $ (7.8)      $ (7.5)
                     Fully eligible active plan participants                                  (3.5)        (2.9)
                     Other active plan participants                                           (7.5)        (5.7)
                                                                                            ------       ------
                        Total                                                                (18.8)       (16.1)
                  Unrecognized (gain) loss                                                      .8          (.8)
                  Unrecognized prior service cost                                               .5           .2
                  Unrecognized transition obligation                                           3.5          3.7
                                                                                            ------       ------

                  Accrued postretirement benefit liability
                    recognized in the consolidated balance sheets                           $(14.0)      $(13.0)
                                                                                            =========    ======

         The assumed health care cost trend rate was 7.3% for 1997 and 8% for 1996 and 1995. These rates were assumed to decline to 4% for 1997, 1996, and 1995 over a six year period. A 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997 by 5.4% and the sum of the 1997 service and interest costs by 5.4%.


5.       TAX PROVISION

         Provision for taxes on income is as follows:

             (In millions)                                                  1997             1996            1995
                                                                            ----             ----            ----
                  Current federal income taxes                              $ 6.4           $ 28.6          $ 16.3
                  Current state and local income taxes                        1.4              3.4             3.3
                  Deferred income taxes                                       1.0             (3.6)           24.8
                                                                            -----           ------          ------

                  Total provision before change in valuation
                    allowance                                                 8.8             28.4            44.4
                  Change in valuation allowance                                .5              (.8)            ---
                                                                            -----           ------          ------
                  Total provision                                           $ 9.3           $ 27.6          $ 44.4
                                                                            =====           ======          ======


         A reconciliation of the differences between income taxes computed at the federal statutory rate to the total provision for income taxes is as follows:

             (In millions)                                                   1997             1996         1995
                                                                             ----             ----         ----
                  Statutory rate applied to income before tax               $  6.1           $ 21.0       $ 36.6
                  Foreign Sales Corporation benefits and other
                     tax credits                                              (1.7)             (.5)         (.7)
                  Amortization of excess cost over assets acquired             1.8              2.0          2.1
                  Losses from equity investee                                  ---              4.3          ---
                  Write-off of excess cost over assets acquired                ---              ---          5.9
                  State income taxes after federal income tax benefit          2.8              2.0          1.4
                  Other                                                        (.2)             (.4)         (.9)
                                                                            ------           ------       ------
                  Total provision for income taxes before change in
                     valuation allowance                                       8.8             28.4         44.4
                  Change in valuation allowance                                 .5              (.8)         ---
                                                                            ------           ------       ------
                  Total provision for income taxes                          $  9.3           $ 27.6       $ 44.4
                                                                            ======           ======       ======


5.       TAX PROVISION (CONTINUED)

         The tax effect of the significant temporary differences which comprise the deferred tax assets and liabilities is as follows:

         (In millions)                                                                1997            1996
                                                                                      ----            ----
              Deferred tax assets:
                  Accruals different than payments                                   $ 14.4           $ 15.3
                  Net operating loss carryforwards                                      9.3              8.8
                  Other                                                                  .6               .1
                                                                                     ------           ------
                  Deferred tax assets before valuation allowance                       24.3             24.2
                  Less valuation allowance                                             (9.2)            (8.7)
                                                                                     ------           -------
                  Deferred tax assets                                                  15.1             15.5
                                                                                     ------           -------

              Deferred tax liabilities:
                  Property and inventory                                              180.5            178.6
                  Other                                                                 ---               .8
                                                                                     ------           -------
                  Deferred tax liabilities                                            180.5            179.4
                                                                                     ------           -------

                  Net deferred tax liabilities                                       $165.4           $163.9
                                                                                     ======           ======

         Avonite (see Note 9) has net operating loss carryforwards of $26.5 million which expire in years 1999 through 2011. Since Avonite is not consolidated for tax purposes, utilization of these carryforwards is limited to the taxable income of Avonite. Should a tax benefit be subsequently recognized relating to the valuation allowance at December 31, 1997, $4.4 million of such benefit would be allocated to reduce excess cost over assets acquired and the Avonite minority deficit assumed.

         During 1996, the Company settled the IRS examination related to audit years through December 31, 1990. This settlement resulted in an increase in the excess cost over assets acquired account of $1.7 million in 1995. Management believes that reserves established for open years are adequate.

6.       INVENTORIES

         Inventories consist of the following at December 31, 1997 and 1996:


        (In millions)                                           1997            1996
                                                                ----            ----
              Raw materials                                    $ 35.9          $ 24.8
              Finished products                                  68.0            70.8
              Supplies and sundry items                          19.6            17.5
                                                               ------          -------
                Total Inventory                                $123.5          $113.1
                                                               ======          ======


         The current cost of inventories at December 31, 1997 and 1996 was $116.1 million and $110.2 million, respectively.

         The Company had no significant LIFO liquidations in 1997, 1996 and 1995.

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at December 31, 1997 and 1996:

         (In millions)                                                 1997             1996
                                                                       ----             ----
              Land                                                    $ 13.9           $ 13.8
              Buildings                                                 54.8             36.8
              Machinery and equipment                                  876.6            793.0
                                                                      ------           ------

                  Total property, plant and equipment                  945.3            843.6
                  Less accumulated depreciation                        282.5            245.6
                                                                      ------           ------
                  Net property, plant and equipment                   $662.8           $598.0
                                                                      ======           ======

8.       ARISTECH ACRYLICS LLC

         On October 1, 1997, Aristech formed a joint venture with Mitsubishi Rayon Co., Ltd. ("MRC") to manufacture and sell acrylic sheet and decorative surface products. Aristech's former acrylic sheet division was reorganized as Aristech Acrylics LLC ("AALLC"), a Kentucky limited liability company in which Aristech holds a 90% ownership interest. Dianal America, Inc. ("DAI"), a wholly-owned U.S. subsidiary of MRC holds a 10% ownership interest in Aristech Acrylics LLC. The $10.0 million investment by DAI in member equity exceeded the proportionate share of book value purchased. The excess of $7.5 million has been recorded as additional paid in capital. AALLC is a consolidated subsidiary of the Company.

9.       AVONITE, INC.

         On December 15, 1987, the Company acquired for $5.0 million a 50% interest in Avonite, Inc. ("Avonite") of Belen, New Mexico, a producer and marketer of premium unsaturated polyester sheet. The investment was accounted for under the equity method. As of December 31, 1995, the Company had made loans to Avonite totaling $8.8 million for working capital and construction of a new production facility completed in 1989. Interest receivable relating to the loans at December 31, 1995 was $5.9 million. In the ordinary course of business, the Company sells products to Avonite and the outstanding receivable balance relating to these sales at December 31, 1995 was $2.6 million.

         On July 1, 1996, the Company acquired an additional 10% of the outstanding common stock of Avonite in exchange for the assignment to the Avonite minority owners of a $1.0 million note owed by Avonite to the Company. As a result, Avonite became a consolidated subsidiary of the Company. Excess cost over assets acquired of $3.5 million was recorded and the minority deficit at the date of the additional acquisition of $14.1 million was assumed by the Company.

10.      LEASE COMMITMENTS

         The Company has operating leases primarily for buildings, railway equipment, data processing and automotive equipment. The Company has capital leases primarily for buildings.

         Minimum annual rental commitments for non-cancelable leases with initial or remaining lease terms in excess of one year were as follows at December 31, 1997:


                                                                                   Capital
                                                                     -------------------------------------
                        (In Millions)                Operating       Principal      Interest         Total
                                                     ---------       ---------      --------         -----
                             1998                      $ 14.8          $ 0.6         $  0.9         $  1.5
                             1999                        12.8            0.5            0.9            1.4
                             2000                        10.0            0.5            0.9            1.4
                             2001                         6.3            0.6            0.8            1.4
                             2002                         3.4            0.6            0.8            1.4
                          Thereafter                      3.0           13.4            7.2           20.6
                                                       ------         ------         ------         ------
                 Total minimum lease payments          $ 50.3         $ 16.2         $ 11.5         $ 27.7
                                                       ======         ======         ======         ======


         Operating lease rental expense was $10.8 million for 1997, $12.0 million for 1996 and $11.0 million for 1995.

         Capital leases for 1997 are described below. Capital leases for 1996 were immaterial.

         (In Millions)                                         1997
                                                              -----
              Land                                            $  .2
              Building                                         16.0
                                                              -----
                 Total assets                                  16.2
              Less allowances for depreciation                   .2
                                                              -----
                     Total                                    $16.0
                                                              =====

11.      DEBT

         Following is a summary of the Company's outstanding debt as of December 31, 1997 and 1996:


             (In millions)                                                                       1997          1996
                                                                                                 ----          ----
             Term Loan-MC, due July 31, 2002, interest payments due at a variable rate based on the London Interbank Offered Rate
                  ("LIBOR") plus a margin of 1.375% and .55% for loans extending to June 3, 1996 and November 1, 1996, respectively, and a
                  margin of .4875% for loans beyond November 1, 1996. The loan was repaid on March 3, 1997, with the proceeds from the
                  Revolving Loan-MIC.                                                       $     ---        $100.0

             Term Loan-Mitsubishi International Corporation ("MIC")-LLC, due April
                  18, 2002, interest payments due at a variable rate based on LIBOR
                  plus a margin of .1875%.                                                       50.0            --

             Revolving Loan-MIC, $200.0 maximum commitment amount, due April 18,
                  2002, interest payments due at a variable rate based on
                  LIBOR plus a margin of .15% for loans extending to November 25,
                  1996 and LIBOR plus a margin of .1875% thereafter.                            137.0          48.0

             6-7/8% Notes, dated November 25, 1996, due November 15,
                  2006, with semiannual interest payments due May 15 and
                  November 15 of each year.                                                     148.9         148.9

             Note payable to Avonite stockholder, due July 1, 2006, with interest calculated and payable quarterly at the prime rate of interest plus 2% with any unpaid amounts added to principal.
                  The note is secured by a stock pledge by and between the
                  Avonite stockholder and the Avonite minority stockholders.                     12.4          11.2

             Priority Promissory Note, unsecured, assigned by the Company to the
                  Avonite minority stockholders, due July 1, 2006, with interest calculated and payable quarterly at the prime rate
                  of interest plus 2% with any unpaid amounts added to
                  principal.                                                                      1.2           1.1

             Industrial Revenue Bond, due May 1, 2008 payable monthly including interest based on the prime rate of interest.
                  The loan is secured by Avonite property and land, and a
                  guarantee of the Company.                                                       0.6           0.6

             Capital lease obligations, maturing at various dates from
                  1998 to 2017.                                                                  16.2           0.2
                                                                                                 ----      --------
                                                                                                366.3         310.0
             Less amount due within one year                                                      0.6           0.1
                                                                                               ------      --------
                  Total                                                                        $365.7        $309.9
                                                                                               ======        ======


Of the $366.3 million of debt outstanding at December 31, 1997, $187.0 million matures in five years with the remaining $163.1 million maturing thereafter (excluding capital lease obligations disclosed in Note 10).

         The Company has agreed to pay MC a guarantee fee on the outstanding principal balance of all financing obtained from MIC. The guarantee fee is calculated on a daily basis in an amount equal to 1.125% per annum for guaranteed loans extending to January 4, 1995, .60% per annum for guaranteed loans extending to June 3, 1996, .30% per annum for guaranteed loans extending to March 3, 1997, and .1875% per annum for guaranteed loans extending after March 3, 1997. The guarantee fee expense for 1997, 1996 and 1995 was $.3 million, $.9 million and $2.2 million, respectively.

         Prior to the issuance of the 6-7/8% Notes ("Notes"), the Company entered into an interest rate hedging contract with a commercial bank that effectively fixed at 6.404% the treasury rate component of the all-in cost (treasury rate component plus credit margin) of the Notes. The Company settled the interest rate hedging contract at a cost of approximately $2.5 million on November 22, 1996, which is being amortized along with other costs associated with the Notes over the life of the Notes.

         On March 7, 1990, the Company issued $80.0 million of PIK Debentures to MC and MIC. An additional $64.0 million of PIK Debentures were issued to the minority owners on November 27, 1990. On September 30, 1996, the Company called for the redemption of all its outstanding PIK Debentures. MC, MIC and Mitsubishi Chemical Corporation ("MCC") elected to exercise their right to convert $179.5 million of the PIK Debentures into 3,888 shares of common stock of the Company. The remaining $24.5 million of PIK Debentures held by MRC were redeemed for cash.

         In December of 1996, the Company arranged for a $50.0 million discretionary line of credit with a commercial bank. Short-term borrowings drawn under this line amounted to $42.3 million and $40.4 million at December 31, 1997 and 1996, respectively, bearing interest at a variable rate. The effective rate paid during 1997 was 5.7%.

         Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's debt at December 31, 1997 and 1996 approximates carrying value at those dates.

12.      OTHER ITEMS

         (In millions)                                                      1997             1996          1995
                                                                           -----            -----         -----
         Operating costs include:
            Maintenance and repairs of plant and equipment                 $32.0            $36.0         $31.8
            Research and development                                        13.8             13.0          11.9

13.      EQUITY

         The Subscription and Stockholders Agreement ("Stockholders Agreement"), dated January 31, 1990, and as amended June 4, 1993, provided for the initial capitalization of the Company. Under the Stockholders Agreement, management investors acquired 1,250 shares of common stock ("Acquired Shares") in return for shares of Aristech common stock and cash with a combined total value of $12.5 million. MC and MIC together acquired 7,500 shares of common stock for $84.7 million and the other investors acquired 250 shares of common stock for $2.8 million. In addition, management investors received, at no cost, 850 shares of common stock ("Restricted Shares").

         On March 23, 1995, the Company exercised its call option with respect to 2,245 shares of common stock held by the management investors and certain other investors at the established price of $30,431 per share, in addition to options on 200 shares granted to the management investors by the Performance Option Plan ("POP"). The shares and options were purchased using proceeds obtained from issuing 2,550 shares of common stock to MC and MIC at the established price.

         Deferred compensation had been recognized for the established price of the Restricted Shares and for the difference between the established price of the Acquired Shares and the amount paid by management investors for such shares. The deferred compensation was amortized over the restriction period beginning on March 1990 and ending on March 1995.

         On February 26, 1997, a cash dividend of $558 per share and on February 22, 1996, a cash dividend of $1,990 per share, was declared to holders of record of the Company's common stock as of that date and was paid in April, 1997 and June, 1996, respectively.

         An additional 4,858 shares of common stock were issued on September 30, 1996 when MC, MIC and MCC exercised an option to convert their PIK Debentures and PIK Preferred Stock (see Note 11).

14.      LONG-TERM RECEIVABLES

         In May of 1996, the Company entered into an agreement with the Pittsburgh Economic Industrial Development Corporation ("PEIDC") which provided that the Company would assist in financing the construction of its leased polypropylene technical center. Under this agreement, the Company advanced a total of $8.4 million to PEIDC. The advance is scheduled to be repaid monthly including interest at a rate of 8.25% over the Company's 20 year lease term for the facility (see Note 10), which commenced in November 1997. At December 31, 1997, $7.9 million was outstanding under this agreement and included as long-term receivables with the remaining $0.5 million included in other current assets.

15.      REDEEMABLE PREFERRED STOCK

         The PIK Preferred Stock, of which 1,000,000 shares were authorized, had a liquidation value of $100 per share plus all accumulated and unpaid dividends to the date of final distribution. Dividends were payable quarterly at the rate of 10% per annum. Prior to June 1, 1995, dividends were paid in additional shares of this PIK Preferred Stock rather than in cash. Additional shares issued in lieu of cash dividends were $1.5 million in 1995. All dividends payable on or after June 1, 1995 were paid in cash. Total cash dividends for 1996 and 1995 were $4.2 million and $3.8 million, respectively. This PIK Preferred Stock was convertible at the option of the holder(s) into 7% of the fully-diluted common stock of the Company as defined in the Certificate of Designation for this issuance. The shares were also subject to redemption at the Company's option after March 1, 1995. On March 23, 1995, the Company redeemed all of the shares held by a minority investor for $6.1 million. On September 30, 1996 MC, MIC and MCC elected to convert $44.8 million of the PIK Preferred Stock into 970 shares of common stock. The shares held by MRC were redeemed for $6.2 million in cash.

16.      COMMITMENTS AND CONTINGENCIES

         Contract commitments for capital expenditures for property, plant and equipment totaled $291.3 million and $16.8 million at December 31, 1997 and 1996, respectively.

         The Company is obligated to indemnify USX against certain claims or liabilities which USX may incur relating to USX's prior ownership and operation of the facilities transferred to the Company in 1986, including liabilities under laws relating to the protection of the environment and the workplace. Such liabilities have been provided for in the consolidated financial statements.

         As of December 31, 1997 and 1996, the Company had outstanding irrevocable standby letters of credit in the amount of $5.6 million and $15.2 million, respectively, primarily in connection with environmental matters.

         The Company is a defendant in a patent infringement suit filed by Phillips Petroleum Company ("Phillips") in 1987, in the United States District Court for the Southern District of Texas, captioned Phillips Petroleum Company v. Aristech Chemical Corporation, Civil Action No. H87-3445. The complaint alleges infringement of two patents related to the production of polypropylene, which have since expired. The Company and Phillips each filed motions for summary judgment which were referred to a Special Master. The Special Master issued a lengthy recommendation to find in the Company's favor, and Phillips filed a motion to reject the Special Master's recommendation. A hearing on this motion was held on October 21, 1996. On November 13, 1996, the District Court granted the Company's motion for summary judgment and entered an order to that effect on November 19, 1996. A final judgment was entered in Aristech's favor on December 23, 1996. Phillips is appealing the judgment. The Company believes that the outcome of this matter will not have a material adverse effect on the Company.

         The Company is subject to pervasive environmental laws and regulations concerning the production, handling, storage, transportation, emission and disposal of waste materials and is also subject to other federal and state laws and regulations regarding health and safety matters. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect these laws and regulations will have on the Company in the future.

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

17.      ASSETS HELD FOR SALE

         The coal chemical business was sold in April, 1996. The net sales and operating income of the coal chemical business, excluding certain corporate charges, for 1996 and 1995 were as follows:

         (In millions)                               1996              1995
                                                     -----             -----
              Net sales                              $19.1             $76.0
              Operating income                         2.6              10.3

18.      SUBSEQUENT EVENTS

         On March 18, 1998, the Board of Directors declared a cash dividend of $268 per common share payable on March 31, 1998, to stockholders of record on March 6, 1998. The total amount of the dividend was $4.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Aristech's By-Laws provide that the Board of Directors will consist of 13 members, which number may be increased or decreased by an amendment to the By-Laws, but in any event the number of directors may not be less than three. There currently are eight members of the Board of Directors. The members of the Board of Directors will serve until the 1999 annual Board of Directors meeting or until their successors are elected and qualified. The Board of Directors has established an Executive Committee to act between meetings of the Board on all matters which may be legally delegated to a committee of the Board. Directors of Aristech currently receive no fees or remuneration for service as a member of the Board or any Board Committee. Information with respect to those persons who serve as directors is set forth below:


         NAME, AGE AND OCCUPATION
         ------------------------

 Masatake Bando (55)                        Masatake Bando became Chairman and Chief Executive Officer
 Chairman and Chief                         March 18, 1998 and has been a Director since August 1996.
 Executive Officer; Member of               Mr. Bando was Chairman Elect from January 1, 1998 to
 Executive Committee                        March 17, 1998; Vice Chairman from September 1997 to December
                                            1997; Senior Vice President and Chief Operating Officer-Chemicals
                                            of MIC, from June 1996 to August 1997; General Manager of
                                            Aromatics Petrochemicals Department of MC from May 1994 to June
                                            1996; General Manager of Corporate Planning, Eastern Petrochemical
                                            Co. from May 1992 to April 1994; and Deputy General Manager of
                                            Aromatics Petrochemicals Department of MC from January 1991 to May
                                            1992.

Charles W. Hamilton (59)                    Charles W. Hamilton became President and Chief Operating
President and Chief Operating               Officer on January 1, 1994 and has been a Director since
Officer; Member of Executive                January 1991. Mr. Hamilton was  Executive Vice President
 Committee                                  from March 1993 to January 1994 and Senior Vice
                                            President-Intermediate Chemicals and Special Products Division
                                            from May 1989 to March 1993.

Hajime Koga (55)                            Hajime Koga became a Director in April 1990. Mr. Koga has been
Director; Member of Executive               General Manager of Basic Chemicals Division B of MC since April
Committee                                   1997. Mr. Koga was General Manager of Aristech Department and
                                            General Manager of Basic Chemicals Division B of MC from June 1996 to April 1997; General Manager of Aristech Department and Senior
                                            Assistant to Managing Director-Chemicals of MC from June 1995 to
                                            June 1996; General Manager of Aristech Department of MC from April
                                            1995 to May 1995; Senior Staff of Managing Director-Chemicals of
                                            MC from August 1994 to March 1995; Senior Vice President, Chief
                                            Operating Officer-Chemicals of MIC from April 1993 to June 1994.


Yasuo Sone (58)                             Yasuo Sone became a Director in August 1996. Mr. Sone has
Director                                    been Managing Director-Chemicals of MC since April 1996. Mr. Sone was Director and Senior Assistant to Managing Director-Chemicals
                                            of MC from March 1995 to March 1996; Director of MC and Executive
                                            Vice President of MIC from June 1994 to February 1995; Executive
                                            Vice President of MIC from April 1993 to June 1994; and Senior
                                            Vice President, Chief Operating Officer-Chemicals of MIC from
                                            April 1991 to March 1993.

Muneo Suzuki (59)                           Muneo Suzuki became a Director in July 1996. Mr. Suzuki has
Director                                    been Managing Director and President of Industrial Chemicals
                                            Company of MCC since June 1996. Mr. Suzuki was Managing Director and President of Fiber Intermediates Company of MCC from June 1995 to June 1996; Director and President of Fiber Intermediates
                                            Company of MCC from October 1994 to June 1995; Board Director,
                                            General Manager of Synthetic Chemicals Division and Polyester
                                            Division of Mitsubishi Kasei Corporation ("MKC") (a predecessor of
                                            MCC) from January 1994 to September 1994; Board Director, General
                                            Manager of Synthetic Chemicals Division of MKC from June 1992 to
                                            January 1994.

Tatsuo Suzuki (57)                          Tatsuo Suzuki became a Director in July 1997.  Mr. Suzuki has
Director                                    been General Manager Affiliated Companies Administration and
                                            Planning of Mitsubishi Rayon Co., Ltd. (MRC) since June 1996.
                                            Mr. Suzuki was Director Affiliated Companies Administration and
                                            Planning from June 1995 to June 1996; General Manager Metablen and Film Division from April 1993 to June 1995.

Takayori Tsuboi (60)                        Takayori Tsuboi became a Director in July 1996. Mr. Tsuboi
Director                                    has been President of Mitsubishi Chemical America Inc. since
                                            June 1996 and Managing Director of MCC since June 1995. Mr. Tsuboi was Managing Director, Petrochemical Planning Department and
                                            Overseas Department of MCC from October 1994 to June 1995;
                                            Director, Corporate Planning Department and Management Planning
                                            Department of Mitsubishi Petrochemical Co., Ltd. ("MPC") (a
                                            predecessor of MCC) from June 1993 to September 1994; Director,
                                            Osaka branch of MPC from June 1992 to June 1993

Takuji Nakamura (53)                        Takuji Nakamura became a Director in March 1998.  Mr. Nakamura has
Director; Member of                         been Senior Vice President and Chief Operating Officer - Chemicals of
Executive Committee                         MIC since September 1997.  Mr. Nakamura was General Manager, Fine
                                            Chemicals Department of MC from July 1996 to August 1997; General
                                            Manager,Pharmaceuticals and Agrochemical Department of MC from
                                            April 1996 to June 1996; General Manager, Fine Chemicals Business
                                            Development Department of MC March of 1996; General Manager, Fine Chemical
                                            Business Development Department and Bio-Chemicals Department of MC from
                                            October 1994 to February 1996. General Manager, Fine Chemicals Business
                                            Development Department of MC from April 1992 to September 1994.


Executive Officers

      Set forth below is certain information relating to the ages and business experience of the non-director executive officers of the Company.


          NAME, AGE AND OCCUPATION
          ------------------------

Mark K. McNally (51)                        Mark K. McNally became Senior Vice President, General Counsel and
Senior Vice President,                      Corporate Secretary in April 1995. Mr. McNally was Vice President-
General Counsel and                         Environmental Affairs, Occupational Health and Safety from 1992 to 1995;
Corporate Secretary                         Director-Environmental Affairs, Occupational Health and Safety from 1991 to 1992 and Senior Counsel of the Company from 1986 to 1991.

Michael J.Prendergast (49)                  Michael J. Prendergast became Acting Chief Financial Officer in
Acting Chief Financial Officer              October 1997.  Mr. Prendergast was Vice President and Controller from
                                            April 1997 to October 1997; Corporate Comptroller from January 1994 to
                                            April 1997; Director-Tax, Human Resources and Internal Audit from May
                                            1990 to January 1994 and Director-Tax and Internal Audit from May
                                            1988 to May 1990.

James J. Driscoll Jr. (59)                  James J. Driscoll Jr. became Senior Vice President-Polymers in June 1994.  Mr.
Senior Vice President-Polymers              Driscoll was Senior Vice President-Thermoplastic Polymers from March 1993 to June 1994 and Vice President and General Manager-Thermoplastic Polymers
                                            Division from May 1989 to March 1993.

Charles P. Costanza (56)                    Charles P. Costanza became Senior Vice President-Chemicals in September 1996.
Senior Vice President -Chemicals            Mr. Costanza was Vice President-Chemicals from June 1994 to August 1996; Vice
                                            President-Intermediate Chemicals from March 1993 to June 1994 and General
                                            Manager-Dibasics and Alcohols from June 1990 to March 1993.

William D. Walston (62)                     William D. Walston became Treasurer in January 1994. Mr. Walston was
Treasurer                                   Corporate Comptroller from 1986 to January 1994.

Richard A. Becker (55)                      Richard A. Becker became Corporate Comptroller in November 1997.  Mr.
Corporate Comptroller                       Becker was Director-General and Consolidation Accounting from September 1995 to
                                            November 1997 and Controller-Intermediate Chemicals from October 1993 to
                                            September 1995.

Dennis R. Henderson (48)                    Dennis R. Henderson became Vice President-Chemicals in December 1997.
Vice President-Chemicals                    Mr. Henderson was Division Vice President-Chemicals from May 1997 to
                                            December 1997; Division Vice President-Intermediate Chemicals from
                                            April 1996 to May 1997; General Manager-Intermediate Chemicals from
                                            June 1994 to April 1996 and General Manager-Plasticizer and Distribution
                                            from June 1990 to June 1994.



ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     The following table summarizes all compensation paid to and earned by Aristech's chief executive officer and each of Aristech's four most highly compensated executive officers other than the chief executive officer for services rendered to Aristech for the years ended December 31, 1997, 1996 and 1995.

                                                   Summary Compensation Table

                                                       Annual Compensation                        Long-term Compensation
                                            ----------------------------------------------    --------------------------------
                                                                            Other Annual       LTIP and         All Other
Name and Principal Position         Year    Salary ($)       Bonus ($)    Compensation ($)    POP ($)(5)    Compensation($)(1)
---------------------------         ----    ----------       ---------    ----------------    ------------  ------------------
Jiro Kamimura  (6)                  1997     368,333(2)           0(3)         80,833(4)              0           8,724
  Chairman and                      1996     310,000(2)           0(3)         81,085(4)              0           8,407
  Chief Executive Officer           1995     256,667(2)           0(3)         80,333(4)              0           4,239

Charles W. Hamilton                 1997     290,000        341,253             7,485           200,328           8,416
  President and                     1996     277,500        271,649             9,035                 0           9,568
  Chief Operating Officer           1995     270,089        271,649                 0         5,077,177           3,369

James J. Driscoll                   1997     233,000        245,723             5,735           132,741          10,837
  Senior Vice President-            1996     222,167        214,895             5,580                 0          10,323
  Polymers                          1995     213,335        214,895                 0         1,233,438           4,136

Mark K. McNally                     1997     190,000        197,990             6,770           105,461           9,458
  Senior Vice President,            1996     181,667        165,868             4,945                 0           7,651
  General Counsel and               1995     164,308        165,868                 0           785,927           3,042
  Corporate Secretary

Charles P. Costanza                 1997     185,000        185,612             2,940            99,816           5,517
  Senior Vice President-            1996     168,333        161,560             2,790                 0           7,557
  Chemicals                         1995     160,000        161,560                 0           726,016           3,636


(1) Includes matching contributions under Aristech's 401(k) savings plan, allowances under Aristech's welfare cafeteria plan and the cost of group-term life insurance in excess of $50,000 of coverage.

(2) Pursuant to an agreement between MC and Mr. Kamimura, Mr. Kamimura remits quarterly to MC the amount necessary to reconcile his total compensation to the MC executive pay scale.

(3) Mr. Kamimura does not participate in Aristech's bonus plans, or in any of Aristech's executive benefit plans.

(4) Includes reimbursement for Mr. Kamimura's housing and related costs and for his automobile expenses.

(5) For 1995, reflects cash payments under Aristech's Performance Option Plan ("POP") in 1995 and, in the case of Mr. Hamilton, includes cashout of restricted stock and anti-dilution options. The POP was a long-term, performance-based compensation plan established as a successor to a stock option plan which, along with restricted stock and anti-dilution stock option arrangements, was implemented in 1990 in connection with the going-private transaction effected by MC, certain other investors and certain members of management. The POP and other arrangements were terminated and paid out in 1995. For 1997, reflects payments under Aristech's LTIP.

(6) Mr. Bando succeeded Mr. Kamimura as Chairman and Chief Executive Officer effective March 18, 1998.

Deferred Compensation Plan

     The Aristech Chemical Corporation Deferred Compensation Plan (the "Deferral Plan") is a nonqualified deferred compensation plan that is designed to permit eligible highly compensated employees of Aristech to defer current compensation. Members of the Corporate Management Committee and other key employees designated by the Executive Committee of the Board of Directors are eligible to participate in the Deferral Plan. The Deferral Plan was adopted effective February 22, 1996.

     A participant can defer up to 50% of his base salary and 90% of his performance award on an annual basis In addition, a participant will receive credit to his account from Aristech under the Deferral Plan of matching contributions in an amount equal to the matching contributions Aristech would have made on his or her behalf to Aristech's Savings Plan without regard to Internal Revenue Code maximums had the participant's Deferral Plan contributions been contributed to the Savings Plan. Deemed interest is credited on all deferred amounts and matching credits at a rate equal to 120% of the 60-month rolling average rate of 10-year U.S. Treasury Notes or such other rate as Aristech determines. A participant is always entitled to receive 100% of the compensation he or she defers through the Deferral Plan if he or she leaves Aristech for any reason. The participant becomes entitled to Aristech credits accumulated in his or her account on the first day of the calendar year following the year in which the matching credit was generated. Regardless of years of service, a participant is entitled to the full value of his or her Aristech credits if he or she retires, becomes disabled or dies or upon a change in control (as defined in the Deferral Plan) or termination of the Deferral Plan.

     Aristech has established a grantor trust with Wachovia Bank of North Carolina, N. A., to accumulate assets for the payments of the benefits established under the Deferral Plan. The assets of the trust are subject to the claims of Aristech's creditors in bankruptcy.

Long Term Incentive Plan

     Aristech's Long Term Incentive Plan ("LTIP") provides designated members of Aristech's management team with an opportunity to earn cash bonuses based on the long term performance of Aristech. In general, performance cycles under the LTIP will be four years in length. A new four-year cycle will begin every two years so two cycles are active at any given time. There was an initial two-year transition cycle for 1995-1996 as well as a four-year cycle for 1995-1998. A target award, expressed as a percentage of base salary, will be established for each participating executive at the beginning of each performance period.

     The performance measures used under the LTIP are relative return on gross assets (involving a comparison of Aristech's return on gross assets with the median return on gross assets of a group of comparable chemical manufacturing companies) and growth in gross assets. For purposes of determining the actual awards, relative return on gross assets is weighted 75% and growth in gross assets is weighted 25%. A schedule set forth in the LTIP is used to determine the percentage of the total target award that is earned by a participant depending upon the levels of relative return on gross assets and growth in gross assets attained by Aristech for the performance period. The Board of Directors is permitted to make discretionary adjustments in payments to be made to participants upon completion of a performance cycle, but such adjustments, whether positive or negative, may not exceed 10% of the total target award pool.

     Awards earned under the LTIP will be paid 50% as soon as practicable after the close of the performance cycle and 50% during January of the following year (i.e., approximately one year after the completion of the performance period). Participants are permitted to defer receipt of their awards under the terms of the Deferral Plan.

     If a participant dies, retires, becomes disabled or is involuntarily terminated without cause during a performance cycle, the participant (or his or her beneficiary) is entitled to a pro-rated award for such performance cycle. If a participant voluntarily terminates or is involuntarily terminated for cause, the participant will receive no award for the then-current performance period and will forfeit all rights to payments not yet made with respect to any other performance periods. If a change in control of Aristech (as defined in the LTIP) or an initial public offering occurs during a performance period, the LTIP shall terminate and each participant shall receive a pro-rated award payment in cash.

     In addition to the provisions of the LTIP concerning awards to key executives of Aristech, the LTIP authorizes the establishment of a supplemental award pool for distribution to top line and staff executives who are not eligible for individual target awards as described above. The selection of recipients and amounts of individual awards under this supplemental pool shall be determined by the Corporate Management Committee at the conclusion of a performance period based on each participating individual's contribution to Aristech's performance. The Board of Directors has the authority to establish the amount of this supplemental award pool, and has established a supplemental award pool of $1,000,000 for the first two cycles of the plan.

Executive Life Insurance Plan

     Aristech's Executive Life Insurance Plan (the "Life Insurance Plan") was established to provide members of the Corporate Management Committee or other designated key employees of Aristech with supplemental life insurance benefits. Under the Life Insurance Plan, Aristech obtains life insurance policies on the lives of participating employees. Such policies provide each participant with a basic survivor benefit equal to three times the participant's base salary, less $50,000, provided that after the participant's retirement, but before the 15th anniversary date of the insurance policy, the participant's basic survivor benefit will equal one times the participant's base salary in effect prior to retirement. After the participant's retirement and after the policy's 15th anniversary date, Aristech will withdraw from the policy's cash value an amount equal to Aristech's share of cumulative premiums, and ownership of the policy will then be transferred to the participant.

     While employed by Aristech, a participant may elect to purchase optional coverage in addition to the basic survivor benefit. During the participant's active employment optional coverage may be in an amount equal to either one times or two times the participant's salary. After retirement, the participant may elect to reimburse Aristech for its cumulative premiums and take ownership of the policy. Aristech will pay all the necessary premiums for the basic survivor benefit for all participants. Each participant must contribute to Aristech the premium amount attributable to optional coverage.

Change in Control Agreements

     Aristech has entered into change in control agreements with Messrs. Hamilton, Driscoll, McNally and Costanza. Each such agreement has an initial term of three years, subject to automatic annual renewals, but the agreements will become operative only if and when a change in control (as defined in the agreements) occurs during the term of the agreement or if the executive's employment is terminated in connection with or in anticipation of a change in control. From the date of any change in control until the third anniversary of such date the executive shall be entitled to remain employed by Aristech and receive compensation at least as favorable as that in effect prior to the change in control.

     Upon a discharge of the executive other than for cause (as defined in the agreements) or a resignation by the executive for good reason (as defined in the agreements) during this three-year employment period, the executive will be entitled to receive (i) payment of certain obligations accrued at the effective date of termination (e.g., salary, earned but unpaid bonus, vacation pay and other cash entitlements), (ii) benefits payable under plans, practices, programs and policies of Aristech and (iii) a lump sum cash payment consisting of: (a) a proportionate bonus based upon the executive's average bonus for the three most recent completed fiscal years and (b) the product of 2.99 times the sum of the executive's base salary and the executive's average bonus for the three most recent completed fiscal years. In addition, the executive is entitled to continued employee welfare benefits for three years after the date of termination. Payments under the agreements are capped so that no excise tax will be payable under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), provided that this cap will only apply if it results in the executive receiving greater benefits on an after-tax basis than if the cap does not apply.

Pension Benefits

     Aristech maintains the Aristech Salaried Pension Plan (the "Salaried Pension Plan") for eligible salaried employees not otherwise covered by hourly or pre-existing special purpose pension plans. The Salaried Pension Plan is a non-contributory defined benefit plan for salaried employees who were participants in the USX Employee Pension Plan on December 4, 1986, and new salaried employees on the first of January following date of hire. Benefits under the Salaried Pension Plan are payable in the form of a monthly annuity or lump sum.

     Aristech adopted the 1996 Supplemental Pension Plan (the "Supplemental Pension Plan") effective February 22, 1996 to provide certain supplemental pension benefits on a nonqualified basis to key employees designated as eligible by the Board of Directors. A grantor trust established with Wachovia Bank of North Carolina, N.A. allows for the accumulation of assets to pay benefits under the Supplemental Pension Plan. The assets of this trust are subject to the claims of Aristech's creditors in bankruptcy. Benefits under the Supplemental Pension Plan are payable in the form of a monthly annuity or lump sum.

     The following table shows the total annual non-contributory pension benefits for retirement at age 65 (or earlier under certain circumstances) under the Salaried Pension Plan and the Supplemental Pension Plan, before any deduction for Social Security and certain other government-administered benefits, where applicable, and reductions for benefits payable under the USX Employee Pension Plan or certain other pre-existing pension plans or benefit plans, for various levels of covered compensation which would be payable to employees retiring with representative years of service.


                                                             Years of Service
                                                             ----------------
             Covered
          Compensation        15 Years       20 Years        25 Years        30 Years        35 Years        40 Years
          ------------        --------       --------        --------        --------        --------        --------
            $125,000          $ 56,250        $ 62,500       $ 68,750        $ 75,000        $ 81,250        $ 87,500
             150,000            67,500          75,000         82,500          90,000          97,500         105,000
             175,000            78,750          87,500         96,250         105,000         113,750         122,500
             200,000            90,000         100,000        110,000         120,000         130,000         140,000
             225,000           101,250         112,500        123,750         135,000         146,250         157,500
             250,000           112,500         125,000        137,500         150,000         162,500         175,000
             300,000           135,000         150,000        165,000         180,000         195,000         210,000
             350,000           157,500         175,000        192,500         210,000         227,500         245,000
             400,000           180,000         200,000        220,000         240,000         260,000         280,000
             450,000           202,500         225,000        247,500         270,000         292,500         315,000

     Covered compensation for purposes of the Salaried Pension Plan includes salary and some other forms of compensation from Aristech, but excludes executive bonuses, merit bonuses, performance bonuses and other recognition-type payments. Benefits under the Salaried Pension Plan are offset by benefits payable under the USX Employee Pension Plan, but are not offset by Social Security benefits. Covered compensation under the Supplemental Pension Plan includes base salary and incentive compensation. Benefits under the Supplemental Pension Plan are offset by benefits payable under the Salaried Pension Plan, the USX Employee Pension Plan and 50% of the participant's Social Security old age insurance benefits. Messrs. Hamilton, Driscoll, McNally and Costanza had 36, 26, 18 and 29 years of service, respectively, and $429,951, $334,014, $255,987 and $240,927 in covered compensation, respectively, for purposes of the Supplemental Pension Plan.

     Mr. Kamimura participates in the Salaried Pension Plan but not the Supplemental Pension Plan. For purposes of the Salaried Pension Plan, Mr. Kamimura has four years of service and covered compensation of $160,000. The following table shows the total annual non-contributory pension benefits for retirement at age 65 (or earlier under certain circumstances) under the Salaried Pension Plan, before any deduction for Social Security and certain other government-administered benefits, where applicable, and reductions for benefits payable under the USX Employee Pension Plan or certain other pre-existing pension plans or benefit plans, for various levels of covered compensation which would be payable to employees retiring with representative years of service.

                                                        Years of Service
     Covered
  Compensation           5 Years       10 Years       15 Years       20 Years       25 Years       30 Years       35 Years
  ------------           -------       --------       --------       --------       --------       --------       --------
   $ 125,000             $ 9,375       $ 18,750       $ 28,125       $ 37,500       $ 46,875       $ 56,250       $ 65,625
     150,000              11,250         22,500         33,750         45,000         56,250         67,500         78,750
     160,000              12,000         24,000         36,000         48,000         60,000         72,000         84,000

     Directors who have not been employees of Aristech will not receive any benefits under the Salaried Pension Plan or the Supplemental Pension Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of shares of common stock as of December 31, 1997 by each person known to Aristech to be a beneficial owner of outstanding common stock.


                                              Number of            Percent of
Name of Stockholder                             Shares               Class
-------------------                           ---------            ----------

Mitsubishi Corporation
6-3, Marunouchi 2-Chome
Chiyoda-Ku, Tokyo 100                           11,589 (1)            77.73% (1)

Mitsubishi Chemical Corporation (2)
Mitsubishi Building
5-2, Marunouchi 2-Chome
Chiyoda-Ku, Tokyo 100                            2,200                14.76%

Mitsubishi International Corporation
520 Madison Avenue
New York, NY 10022                                 678                 4.55%


(1) Excludes 678 shares held by MIC, a New York corporation and a wholly owned subsidiary of MC. Including the shares owned by MIC, MC beneficially owns 82.3% of the outstanding common stock

(2)  MC does not have a controlling interest in either MCC or MRC.

(3)  MRC holds 441 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1994, the Company refinanced its original credit arrangements entered into in connection with the going-private transaction in 1990 as well as a subordinated loan entered into in March 1994, through a combination of loans provided by MC, MIC and certain commercial banks. The Company entered into the MC Term Loan in August 1994, which provided for a term loan in the amount of $203.0 million and which had a maturity date of July 31, 2002. As of December 31, 1997, there were no amounts outstanding under the MC Term Loan. Interest was payable on the MC Term Loan at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 1.375% for loans extending to June 3, 1996, a margin of .55% for loans from June 3, 1996 to November 1, 1996, and a margin of .4875% for loans from November 1, 1996 and thereafter. The weighted average interest rate for 1997 was 6.0%.

     The MIC Revolving Loan entered into in August 1994 provides for revolving credit loans. Interest is payable on the MIC Revolving Loan at a variable rate equal to LIBOR plus a margin of .1875%, which resulted in a weighted average interest rate of 6.1% for 1997. The MIC Revolving Loan currently provides for a commitment in the principal amount of $200.0 million with a final maturity date of April 18, 2002. As of December 31, 1997, $137.0 million was outstanding under the MIC Revolving Loan. Effective February 1, 1998, the interest rate on the Revolving Loan MIC was increased by .25% for all loans extending on and after February 1, 1998. The MIC Term Loan entered into in October 1997, provides for a term loan in the principal amount of $50.0 million. The MIC Term Loan has a maturity date of April 18, 2002. Interest is payable on the MIC Term Loan at a variable rate equal to LIBOR plus a margin of .1875%, which resulted in a weighted average interest rate of 6.1% for 1997.

     The MC Term Loan and the MIC Revolving Loan are guaranteed by MC. In consideration of the guarantee, the Company has agreed to pay MC a guarantee fee calculated on a daily basis in an amount equal to .30% per annum for loans effective June 3, 1996 and .1875% per annum for loans effective March 3, 1997 and thereafter. The fee is payable semiannually. Guarantee fees of $.3 million were paid in 1997.

      During 1997, the Company purchased $24.2 million in raw materials and finished products from MC and MIC, and the Company sold $80.3 million of finished products to MIC.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Financial Statements

     Financial Statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 20.

B.   Financial Statement Schedules

     Consolidated Valuation and Qualifying Accounts (Schedule II)

All other schedules are omitted because they are not applicable or the required information is contained in the financial statements or notes thereto.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                          ARISTECH CHEMICAL CORPORATION
                                  (IN MILLIONS)


                               Column B-        Additions         Additions                           Column
                              Balance at        Charged to       Charged to                         Balance at
                             beginning of       costs and      other accounts      Column D-          end of
Column A-Description            period           expense         -describe        Deductions          period
--------------------         ------------       ----------     --------------     ----------        ----------

Year Ended 12/31/97
Reserve for bad debts             $.6              $.2               ---             $ (.2)             $.6

Year ended 12/31/96
Reserve for bad debts             $.6              $.4               ---             $ (.4)             $.6

Year ended 12/31/95
Reserve for bad debts             $.8              $.5               ---             $ (.7)             $.6


C.   Exhibit Index

     3.01 Restated Certificate of Incorporation of Aristech Chemical Corporation, as amended (See Exhibit 3.01 of the Company's Form S-4 filed December 16, 1996)

     3.02     By-Laws of Aristech Chemical Corporation, as amended (See Exhibit
              3.02 of the Company's Form S-4 filed December 16, 1996)

     4.01 Indenture dated as of November 1, 1996 between Aristech Chemical Corporation, as Issuer, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers (See
              Exhibit 4.01 of the Company's Form S-4 filed December 16, 1996)

     4.02 Registration Rights Agreement dated as of November 25, 1996 among Aristech Chemical Corporation, as Issuer, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers (See Exhibit 4.02 of the Company's Form S-4 filed December 16, 1996)

     4.03 Form of Security for 6-7/8% Notes due 2006, originally issued by Aristech Chemical Corporation on November 25, 1996 (See Exhibit
              4.03 of the Company's Form S-4 filed December 16, 1996)

     4.04 Form of Security for 6-7/8% Notes due 2006, issued by Aristech Chemical Corporation on March 12, 1997 and registered under the Securities Act of 1933 (See Exhibit 4.04 of the Company's Form S-4 filed December 16, 1996)

     10.01 Term Loan Agreement dated as August 1, 1994 between Aristech Chemical Corporation and Mitsubishi Corporation, as amended through September 30, 1996 (See Exhibit 10.01 of the Company's Form S-4 filed December 16, 1996)

     10.02 Term Loan and Revolving Credit Agreement dated as of August 1, 1994 between Aristech Chemical Corporation and Mitsubishi International Corporation, as amended through October 1, 1997 (See
              Exhibit 10.02 of the Company's Form S-4 filed December 16, 1996)

     10.03 CP Conduit Facility Agreement (See Exhibit 10.03 of the Company's Form S-4 filed December 16, 1996)

     10.04 Agreement regarding Guarantees dated January 4, 1995 among Aristech Chemical Corporation and Mitsubishi Corporation, as amended through March 3, 1997 (See Exhibit 10.04 of the Company's Form S-4 filed December 16, 1996)

     10.05 Asset Purchase Agreement dated as of April 28, 1995 between Ashland Inc. and Aristech Chemical Corporation (See Exhibit 10.05 of the Company's Form S-4 filed December 16, 1996)

     10.06 Form of Change in Control Agreement between Aristech Chemical Corporation and each of Charles W. Hamilton, James J. Driscoll, Mark K. McNally and Charles P. Costanza (See Exhibit 10.06 of the Company's Form S-4 filed December 16, 1996)

     10.07    Aristech Chemical Corporation Deferred Compensation Plan (See
              Exhibit 10.07 of the Company's Form S-4 filed December 16, 1996)

     10.08    Aristech Chemical Corporation Long Term Incentive Plan (See
              Exhibit 10.08 of the Company's Form S-4 filed December 16, 1996)

     10.09    Aristech Chemical Corporation Executive Life Insurance Plan (See
              Exhibit 10.09 of the Company's Form S-4 filed December 16, 1996)

     10.10 Summary of Aristech Chemical Corporation Long Term Disability Plan (See Exhibit 10.10 of the Company's Form S-4 filed December 16,
              1996)

     10.11    Aristech Chemical Corporation 1996 Supplemental Pension Plan (See
              Exhibit 10.11 of the Company's Form S-4 filed December 16, 1996)

     10.12    Aristech Chemical Corporation Variable Bonus Program (See Exhibit
              10.12 of the Company's Form S-4 filed December 16, 1996)

     12.01 Statement re: Computation of Ratio of Consolidated Earnings to Fixed Charges

     21.01    Significant Subsidiaries of Aristech Chemical Corporation

     27.01    Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                ARISTECH CHEMICAL CORPORATION

Date:   3/23/98                            By:  /s/ MICHAEL J. PRENDERGAST
        -------                                -------------------------------
                                                Michael J. Prendergast
                                                Acting Chief Financial Officer


     Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                               TITLE                                   DATE
         ---------                               -----                                   ----

  /s/ MASATAKE BANDO                    Chairman of the Board,                          3/18/98
------------------------------          Chief Executive Officer and Director
       Masatake Bando                   (Principal Executive Officer)

  /s/ CHARLES W. HAMILTON               President, Chief Operating Officer and          3/18/98
------------------------------          Director
     Charles W. Hamilton

  /s/ MICHAEL J. PRENDERGAST            Acting Chief Financial Officer                  3/18/98
------------------------------          (Principal Financial Officer)
    Michael J. Prendergast

  /s/ RICHARD A. BECKER                 Corporate Comptroller                           3/18/98
------------------------------          (Principal Accounting Officer)
     Richard A. Becker

  /s/ HAJIME KOGA                       Director                                        3/18/98
------------------------------
       Hajime Koga


  /s/ YASUO SONE                        Director                                        3/18/98
------------------------------
         Yasuo Sone


  /s/ MUNEO SUZUKI                      Director                                        3/18/98
------------------------------
         Muneo Suzuki


  /s/ TATSUO SUZUKI                     Director                                        3/18/98
------------------------------
         Tatsuo Suzuki


  /s/ TAKAYORI TSUBOI                   Director                                        3/19/98
------------------------------
          Takayori Tsuboi


  /s/ TAKUJI  NAKAMURA                  Director                                        3/18/98
------------------------------
         Takuji Nakamura



     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
                SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS
                WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                         SECTION 12 OF THE EXCHANGE ACT


         The Registrant has not provided an annual report to its security holders covering the Registrant's last fiscal year other than its Form 10-K, and has not provided a proxy statement, form of proxy or other proxy soliciting material to more than ten of the Registrant's security holders with respect to any annual or other meeting of security holders.