Form 10-Q
period 1998-03-31
ARISTECH CHEMICAL CORP
filed 1998-05-14
CIK 804104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

Common Stock outstanding at April 30, 1998:  14,908 shares

                                      INDEX



PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

                  Consolidated Statements of Income                        3

                  Consolidated Balance Sheets                              4

                  Consolidated Statements of Cash Flows                    5

                  Selected Notes to Financial Statements                   6


     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           10

     Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                       12


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            12

     Item 2. Changes in Securities and Use of Proceeds                    12

     Item 3. Defaults Upon Senior Securities                              12

     Item 4. Submission of Matters to a Vote of Security Holders          12

     Item 5. Other Information                                            12

     Item 6. Exhibits and Reports on Form 8-K                             12

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in Millions)



                                                           Three Months Ended
                                                                March 31,
                                                           1998           1997
                                                         --------       --------
Sales                                                    $  224.2       $  226.3

Operating Costs:
     Cost of sales                                          174.3          192.8
     Selling, general and administrative expenses            14.4           13.0
     Depreciation and amortization                           13.0           12.1
                                                         --------       --------

        Total Operating Costs                               201.7          217.9
                                                         --------       --------

Operating Income                                             22.5            8.4

Loss on Disposal of Assets                                   (1.4)            --
Other (Expense) Income, Net                                    --           (0.9)
Interest Income                                               0.3             --
Interest Expense                                             (6.7)          (5.6)
                                                         --------       --------

Income Before Taxes on Income                                14.7            1.9

Provision for Taxes on Income                                 6.0            0.9
                                                         --------       --------

Income Before Minority Interest                               8.7            1.0

Minority Interest                                             0.7           --
                                                         --------       --------

Net Income                                               $    8.0       $    1.0
                                                         ========       ========



   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Balance Sheets
(Dollars in Millions)

                                                                            March 31,       December 31,
                                                                              1998             1997
                                                                          -----------       ----------
                                                                          (Unaudited)
ASSETS
Current Assets:
     Cash and equivalents                                                  $      4.7       $      3.9
     Receivables (less allowance for doubtful accounts
        of $.6 for March 31, 1998 and December 31, 1997)                        116.5            105.8
     Receivables - related parties                                                7.1              8.4
     Inventories                                                                128.0            123.5
     Other current assets                                                         0.9              1.4
                                                                           ----------       ----------
        Total Current Assets                                                    257.2            243.0

Property, plant and equipment, net of accumulated depreciation                  705.9            662.8
Long-term receivables                                                             8.1              7.9
Excess cost over assets acquired                                                166.1            167.4
Deferred income taxes                                                             1.4              1.4
Other assets                                                                     14.8             15.0
                                                                           ----------       ----------
        Total Assets                                                       $  1,153.5       $  1,097.5
                                                                           ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                      $     77.4       $     87.5
     Accounts payable-related parties                                             3.4              1.6
     Payroll and benefits payable                                                 9.2              9.2
     Accrued taxes                                                                7.7              6.1
     Deferred income taxes                                                        3.9              3.9
     Short-term borrowings                                                       36.0             42.3
     Long-term debt due within one year                                           0.6              0.6
     Other current liabilities                                                   19.2             16.9
                                                                           ----------       ----------
        Total Current Liabilities                                               157.4            168.1

Long-term debt-related parties                                                  248.0            187.0
Long-term debt-other                                                            178.5            178.7
Deferred income taxes                                                           162.6            162.9
Other liabilities                                                                38.5             37.0
                                                                           ----------       ----------
        Total Liabilities                                                       785.0            733.7
                                                                           ----------       ----------

Minority Interest                                                                 3.7              3.0
                                                                           ----------       ----------

Common stock ($.01 par value, 20,000 shares authorized,
     14,908 shares issued at March 31, 1998, and December 31, 1997)              --               --
Additional paid-in capital                                                      386.3            386.3
Retained deficit                                                                (21.5)           (25.5)
                                                                           ----------       ----------
        Total Stockholders' Equity                                              364.8            360.8
                                                                           ----------       ----------

        Total Liabilities and Stockholders' Equity                         $  1,153.5       $  1,097.5
                                                                           ==========       ==========



   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Millions)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   1998             1997
                                                                  -------         --------
Cash Flow From Operating Activities:
     Net Income                                                   $   8.0         $    1.0
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                 11.7             10.8
        Amortization of excess cost over assets acquired              1.3              1.3
        Loss on disposal of assets                                    1.4             --
        Increase in receivables                                      (9.4)            (9.1)
        (Increase) decrease in inventories                           (4.5)             7.0
        Increase (decrease) in accounts payable
            and other current liabilities                            (6.0)            (8.5)
        Minority interest in consolidated subsidiary                  0.7             --
        Other                                                         3.6             (0.6)
                                                                  -------         --------
Net Cash Provided by Operating Activities                             6.8              1.9

Cash Flows From Investing Activities:
     Capital expenditures                                           (56.4)           (19.2)
     Other                                                           (0.1)            --
                                                                  -------         --------
Net Cash Used In Investing Activities                               (56.5)           (19.2)

Cash Flows From Financing Activities:
     Net increase (decrease) in short-term borrowings                (6.3)             8.6
     Repayment of long-term debt                                     (0.2)          (100.0)
     Proceeds from issuance of long-term debt                        61.0            108.0
     Dividends paid                                                  (4.0)            --
                                                                  -------         --------
Net Cash Provided by Financing Activities                            50.5             16.6

Net Increase (Decrease) in Cash and Equivalents                       0.8             (0.7)
Cash and Equivalents, Beginning of Year                               3.9              1.9
                                                                  -------         --------
Cash and Equivalents, End of Year                                 $   4.7         $    1.2
                                                                  =======         ========




   The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements



1.      BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Aristech Chemical Corporation (the "Company") and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain amounts previously reported in financial statement captions have been reclassified to conform with the 1998 presentation.

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

        In February 1998, SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. SFAS No. 132 is effective for annual financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the effect of this standard on its financial reporting.

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

2.      NATURE OF OPERATIONS

        The Company's operations are conducted in one business segment, the production and marketing of chemical and polymer products. The major chemical products include phenol, acetone, bisphenol A, aniline, phthalic anhydride, 2-ethylhexanol and plasticizer. Major polymer products include polypropylene and acrylic sheet. Approximately 85% of the total sales are of products that the Company considers to be commodity chemicals. The Company's products are generally sold for further processing by manufacturers of automotive components, construction materials and consumer products.

        The Company's product line provides it with a diverse revenue base. The Company does not derive significant revenue from any single customer. International sales are made primarily to Japan, Canada and Taiwan.

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements


3.      INVENTORIES

        Inventories consist of the following at March 31, 1998, and December 31, 1997:

                                      March 31,       December 31,
                                        1998             1997
                                     -----------       --------
                                     (Unaudited)
(In millions)
    Raw materials                      $   38.5        $   35.9
    Finished products                      69.6            68.0
    Supplies and sundry items              19.9            19.6
                                       --------        --------
                                       $  128.0        $  123.5
                                       ========        ========


4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following at March 31, 1998, and December 31, 1997:

                                                     March 31,      December 31,
                                                       1998            1997
                                                     --------        --------
                                                   (Unaudited)
(In millions)
    Land                                             $   14.1        $   13.9
    Buildings                                            59.5            54.8
    Machinery and equipment                             809.1           806.6
    Construction in process                             114.3            70.0
                                                     --------        --------

        Total property, plant and equipment             997.0           945.3
        Less accumulated depreciation                   291.1           282.5
                                                     --------        --------
        Net property, plant and equipment            $  705.9        $  662.8
                                                     ========        ========

5.      DEBT

        Debt consists of the following at March 31, 1998, and December 31, 1997:

                                                          Interest           March 31,       December 31,
                                           Maturity         Rate               1998             1997
                                           --------       --------          -----------      -----------
                                                                            (Unaudited)
(In millions)
    Term Loan - MIC                          2002          Variable           $   50.0        $   50.0
    Revolving Loan - MIC                     2002          Variable              198.0           137.0
    6-7/8% Notes                             2006           6.875%               149.0           148.9
    Note Payable to Avonite
        Stockholder                          2006          Variable               12.4            12.4
    Priority Promissory Note                 2006          Variable                1.2             1.2
    Industrial Revenue Bond                  2008          Variable                0.6             0.6
    Capital lease obligations           1998-2017                                 15.9            16.2
                                                                              --------        --------
                                                                                 427.1           366.3
    Less amount due within one year                                                0.6             0.6
                                                                              --------        --------
    Total                                                                     $  426.5        $  365.7
                                                                              ========        ========

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements



6.      COMMITMENTS AND CONTINGENCIES

        Contractual commitments for capital expenditures for property, plant and equipment totaled $251.5 million at March 31, 1998, and $291.3 million at December 31, 1997.

        The Company is obligated to indemnify USX Corporation ("USX") against certain claims or liabilities which USX may incur relating to USX's prior ownership and operation of the business and facilities transferred to the Company in 1986, including liabilities under laws relating to the protection of the environment and the workplace. Such liabilities have been provided for in the consolidated financial statements.

        As of March 31, 1998, and December 31, 1997, the Company had outstanding irrevocable standby letters of credit in the amount of $4.8 million and $5.6 million, respectively, primarily in connection with environmental matters.

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

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements



7.      SUBSEQUENT EVENTS

        On April 1, 1998, Aristech Chemical Corporation (hereinafter "Aristech") entered into an agreement with Morgan Guaranty Trust Company of New York and Delaware Funding Corporation (hereinafter "DFC") to finance its trade receivables. Pursuant to the agreement, Aristech will sell its trade receivables to Aristech Receivables Company LLC (hereinafter "ARC"), a Delaware limited liability company in which Aristech holds a 100% ownership interest, as the receivables are generated through operations. ARC, in turn, will sell an undivided interest in the trade receivables to DFC on a nonrecourse basis, which will provide a revolving financing facility for up to a maximum of $100.0 million. Collections on the receivables will reduce the amount owed under the facility. As new trade receivables are generated through operations, those receivables will be sold to ARC and then an undivided interest in those receivables will be sold to DFC. The agreement expires on March 31, 1999, and may be extended for additional periods not to exceed 364 days from the extension date. Concurrent with the execution of the agreement with DFC, Aristech entered into an agreement with Aristech Acrylics LLC (hereinafter "Acrylics"), a Kentucky limited liability company in which Aristech holds a 90% ownership interest, to purchase trade receivables originated by Acrylics which will be sold to ARC and then an undivided interest in those receivables will be sold to DFC. Initial proceeds from the sale amounted to $91.5 million and were used primarily to reduce the amount outstanding on the Revolving Loan - MIC. Ongoing costs of the financing will approximate DFC's cost of issuing asset-backed commercial paper to fund the purchase plus a program fee of .27%. Aristech accounted for the sale of receivables to ARC as a sale under the provisions of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating income for the three month period ending March 31, 1998 was $22.5 million on sales of $224.2 million compared with operating income of $8.4 million on sales of $226.3 million for the three month period ending March 31, 1997. Operating income was higher primarily due to improved chemicals margins. On average, selling prices for the Company's products decreased 6.4%; however, feedstock costs declined at a greater rate resulting in improved margins. Selling prices for chemicals and polymers products were lower by 3.2% and 8.7%, respectively. On average, sales volumes were higher by 6.1% in the three month period ending March 31, 1998 as compared to the same period in 1997. Sales volumes for chemical products were higher by 12.3% for the three month period ending March 31, 1998 as compared to the same period in 1997. Sales volumes for polymer products were lower by 4.4% for the three month period ending March 31, 1998 as compared to the same period in 1997.

Selling, general and administrative expenses increased by $1.4 million or 10.8% in the three month period ending March 31, 1998 compared to the same period in 1997 primarily due to higher selling expenses in polymer products.

Loss on disposal of assets was $1.4 million in the three month period ending March 31, 1998 due to the write-off of an obsolete asset.

Interest expense was $6.7 million for the three month period ending March 31, 1998 compared to $5.6 million for the same period in 1997. The $1.1 million increase in interest expense resulted from increased funding for the capital expansion program.

The provision for estimated taxes for the three month period ending March 31, 1998 was $6.0 million, compared with a provision for estimated taxes of $0.9 million for the same period in 1997. The Company's effective tax rate has decreased to 41% in 1998 from 47% in 1997 as higher pre-tax income minimized the effect of permanent tax differences in the calculation of the Company's effective tax rate.

The Company's net income was $8.0 million for the three month period ending March 31, 1998, an increase of $7.0 million compared with net income of $1.0 million in the same period in 1997.

FINANCIAL CONDITION

Liquidity

Total working capital was $99.8 million at the end of the first quarter of 1998 with a ratio of current assets to current liabilities of 1.6 to 1. Total working capital was $74.9 million at the end of 1997 with a ratio of current assets to current liabilities of 1.5 to 1. The increase in the Company's working capital balance is principally due to an increase in trade accounts receivable, higher inventories and a decrease in accounts payable.

Cash flow from operating activities totaled $6.8 million for the three month period ending March 31, 1998 compared to $1.9 million in the same 1997 period. Cash generation during the first three months of 1998 was not sufficient to satisfy capital expenditure requirements. During the first quarter of 1998, the Company supplemented its cash from operations with cash available under its short term and revolving credit agreements in order to meet its current cash requirements.

A dividend of $268 per share of common stock was declared on March 18, 1998, and paid on March 31, 1998, to holders of record as of March 6, 1998. The total amount of dividends was $4.0 million.

The Company believes that cash from operations, supplemented as necessary with cash available under the Company's revolving credit agreement, working capital facility, and other third-party financings, will provide it with sufficient resources to meet present and envisioned future working capital and cash needs.


Capital Expenditures

Fixed asset expenditures during the three month period ending March 31, 1998, were $56.4 million. This compared to $19.2 million for the first quarter 1997. The current quarter capital expenditures primarily reflect spending for phenol and polypropylene capacity expansions at the Company's Haverhill, Ohio and LaPorte, Texas manufacturing facilities, respectively.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 1998, the Company was not a party to any material derivative financial instruments or any other market risk sensitive instruments, other than the trade accounts receivable and trade accounts payable that by their nature mature within one year, inventory that is not subject to commodity price risk, and the long-term debt which is discussed in Note 5 to the financial statements. The Company's exposure to market risk is minimal with regards to its trade accounts receivable, trade accounts payable, inventory and long-term debt.


PART II - OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS

     See Note 6 to the Financial Statements.

     Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     Item 5. OTHER INFORMATION

     None.

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Aristech Chemical Corporation


                                    By   /s/ MICHAEL J. PRENDERGAST
                                        -----------------------------------
                                         Michael J. Prendergast
                                         Acting Chief Financial Officer

May 14, 1998