Form 10-Q
period 1998-06-30
ARISTECH CHEMICAL CORP
filed 1998-08-04
CIK 804104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)
[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

Common Stock outstanding at July 31, 1998:  14,908 shares

                                      INDEX



PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements:

                  Consolidated Statements of Income                   3

                  Consolidated Balance Sheets                         4

                  Consolidated Statements of Cash Flows               5

                  Notes to the Consolidated Financial
                       Statements                                     6

     Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       9

     Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                  11


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                       11

     Item 2. Changes in Securities and Use of Proceeds               11

     Item 3. Defaults Upon Senior Securities                         11

     Item 4. Submission of Matters to a Vote of Security Holders     11

     Item 5. Other Information                                       11

     Item 6. Exhibits and Reports on Form 8-K                        11

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in Millions)


                                                                  Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                                   1998         1997                    1998         1997
                                                               ---------    ---------               ---------    ---------
Sales                                                             $208.9       $232.1                  $433.1       $458.4
Operating Costs:
        Cost of sales                                              167.0        190.2                   341.3        383.0
        Selling, general and administrative expenses                15.2         13.6                    29.6         26.6
        Depreciation and amortization                               13.0         12.1                    26.0         24.2
                                                               ---------    ---------               ---------    ---------

            Total Operating Costs                                  195.2        215.9                   396.9        433.8
                                                               ---------    ---------               ---------    ---------

Operating Income                                                    13.7         16.2                    36.2         24.6

Gain (Loss) on Disposal of Assets                                    0.2         --                      (1.2)        --
Other Income (Expense), Net                                         (0.3)        (0.1)                   (0.3)        (1.0)
Interest Income                                                      0.5         --                       0.8         --
Interest Expense                                                    (7.2)        (6.1)                  (13.9)       (11.7)
                                                               ---------    ---------               ---------    ---------

Income Before Taxes on Income                                        6.9         10.0                    21.6         11.9

Provision for Taxes on Income                                        3.2          4.5                     9.2          5.4
                                                               ---------    ---------               ---------    ---------

Income Before Minority Interest                                      3.7          5.5                    12.4          6.5

Minority Interest                                                    0.7         --                       1.4         --
                                                               ---------    ---------               ---------    ---------

Net Income                                                     $     3.0    $     5.5               $    11.0    $     6.5
                                                               =========    =========               =========    =========




The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Balance Sheets
(Dollars in Millions)

                                                                       June 30,       December 31,
                                                                         1998            1997
                                                                         ----            ----
                                                                     (Unaudited)
ASSETS
Current Assets:
     Cash and equivalents                                              $      5.3    $      3.9
     Receivables (less allowance for doubtful accounts of $.1
        at June 30, 1998 and $.6 at December 31, 1997)                        6.8         105.8
     Receivables - related parties                                             --           8.4
     Subordinated note receivable - related party                            21.2            --
     Inventories                                                            125.2         123.5
     Other current assets                                                     1.3           1.4
                                                                       ----------    ----------
        Total Current Assets                                                159.8         243.0

Property, plant and equipment, net of accumulated depreciation              751.6         662.8
Long-term receivables                                                         8.1           7.9
Excess cost over assets acquired                                            164.8         167.4
Deferred income taxes                                                         1.4           1.4
Other assets                                                                 17.8          15.0
                                                                       ----------    ----------
        Total Assets                                                   $  1,103.5    $  1,097.5
                                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $     64.5    $     87.5
     Accounts payable-related parties                                         3.8           1.6
     Payroll and benefits payable                                            10.2           9.2
     Accrued taxes                                                            7.2           6.1
     Deferred income taxes                                                    3.9           3.9
     Short-term borrowings                                                   45.1          42.3
     Long-term debt due within one year                                       0.6           0.6
     Other current liabilities                                               14.2          16.9
                                                                       ----------    ----------
        Total Current Liabilities                                           149.5         168.1

Long-term debt-related parties                                              202.0         187.0
Long-term debt-other                                                        178.4         178.7
Deferred income taxes                                                       160.8         162.9
Other liabilities                                                            40.6          37.0
                                                                       ----------    ----------
        Total Liabilities                                                   731.3         733.7
                                                                       ----------    ----------

Minority Interest                                                             4.4           3.0
                                                                       ----------    ----------

Common stock ($.01 par value, 20,000 shares authorized,
     14,908 shares issued at June 30, 1998, and December 31, 1997)             --            --
Additional paid-in capital                                                  386.3         386.3
Retained deficit                                                            (18.5)        (25.5)
                                                                       ----------    ----------
        Total Stockholders' Equity                                          367.8         360.8
                                                                       ----------    ----------

        Total Liabilities and Stockholders' Equity                     $  1,103.5    $  1,097.5
                                                                       ==========    ==========


The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Millions)


                                                                  Six Months Ended
                                                                      June 30,
                                                                 1998         1997
                                                                 ----         ----
Cash Flow From Operating Activities:
     Net Income                                              $   11.0    $    6.5
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                             23.4        21.6
        Amortization of excess cost over assets acquired          2.6         2.6
        Deferred income taxes                                    (2.1)       (0.4)
        Discount on sale of receivables                           2.0          --
        Loss on disposal of assets                                1.4          --
        (Increase) decrease in receivables                        1.8       (18.4)
        (Increase) decrease in inventories                       (1.7)        4.1
        Increase (decrease) in accounts payable
            and other current liabilities                       (23.5)        0.8
        Minority interest in consolidated subsidiary              1.4         --
        Other                                                     3.3        (0.4)
                                                             --------    --------
Net Cash Provided by Operating Activities                        19.6        16.4

Cash Flows From Investing Activities:
     Capital expenditures                                      (114.0)      (39.9)
     Other                                                       (0.1)       (1.5)
                                                             --------    --------
Net Cash Used In Investing Activities                          (114.1)      (41.4)

Cash Flows From Financing Activities:
     Net increase in short-term borrowings                        2.8         1.6
     Repayment of long-term debt                                 (0.3)     (100.0)
     Proceeds from issuance of long-term debt                    15.0       131.0
     Net proceeds from sale of receivables                       82.4          --
     Dividends paid                                              (4.0)       (8.3)
                                                             --------    --------
Net Cash Provided by Financing Activities                        95.9        24.3

Net Increase (Decrease) in Cash and Equivalents                   1.4        (0.7)
Cash and Equivalents, Beginning of Year                           3.9         1.9
                                                             --------    --------
Cash and Equivalents, End of Period                          $    5.3    $    1.2
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

        In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of this standard on its financial reporting.

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

2.      NATURE OF OPERATIONS

        The Company's operations are conducted in one business segment, the production and marketing of chemical and polymer products. The major chemical products include phenol, acetone, bisphenol A, aniline, phthalic anhydride, 2-ethylhexanol and plasticizers. Major polymer products include polypropylene and acrylic sheet. Approximately 85% of the total sales are of products that the Company considers to be commodity chemicals. The Company's products are generally sold for further processing by manufacturers of automotive components, construction materials and consumer products.

        The Company's product line provides it with a diverse revenue base. The Company does not derive significant revenue from any single customer. International sales are made primarily to Japan, Canada and Taiwan.

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements


3.      INVENTORIES

        Inventories consist of the following at June 30, 1998, and December 31, 1997:

                                         June 30,            December 31,
                                           1998                  1997
                                           ----                  ----
                                       (Unaudited)
(In millions)
    Raw materials                       $   35.4              $   35.9
    Finished products                       74.8                  68.0
    Supplies and sundry items               19.8                  19.6
    Lower of cost or market reserve         (4.8)                   --
                                        --------              --------
                                        $  125.2              $  123.5
                                        ========              ========

4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following at June 30, 1998, and December 31, 1997:

                                                 June 30,          December 31,
                                                   1998               1997
                                                   ----               ----
                                               (Unaudited)
(In millions)
    Land                                        $     14.1         $   13.9
    Buildings                                         60.1             54.8
    Machinery and equipment                          817.7            806.6
    Construction in process                          160.2             70.0
                                                ----------         --------
        Total property, plant and equipment        1,052.1            945.3
        Less accumulated depreciation                300.5            282.5
                                                ----------         --------
        Net property, plant and equipment       $    751.6         $  662.8
                                                ==========         ========

5.      DEBT

        Debt consists of the following at June 30, 1998, and December 31, 1997:

                                                 Interest     June 30,     December 31,
                                       Maturity    Rate        1998           1997
                                       --------    ----        ----           ----
                                                            (Unaudited)
(In millions)
    Term Loan - MIC                     2002     Variable      $   50.0   $   50.0
    Revolving Loan - MIC                2002     Variable         152.0      137.0
    6-7/8% Notes                        2006       6.875%         149.1      148.9
    Note Payable to Avonite
        Stockholder                     2006     Variable          12.4       12.4
    Priority Promissory Note            2006     Variable           1.2        1.2
    Industrial Revenue Bond             2008     Variable           0.5        0.6
    Capital lease obligations        1998-2017                     15.8       16.2
                                                               --------   --------
                                                                  381.0      366.3
    Less amount due within one year                                 0.6        0.6
                                                               --------   --------
    Total                                                      $  380.4   $  365.7
                                                               ========   ========

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements




6.      ACCOUNTS RECEIVABLE FINANCING

        The Company participated in an accounts receivable financing program under which the Company initially sold interest in a defined pool of $112.0 million of trade accounts receivable on a nonrecourse basis to Aristech Receivables Company LLC (hereinafter "ARC"), a Delaware limited liability company in which Aristech holds a 100% ownership interest. ARC sold an undivided interest in the trade receivables to Delaware Funding Corporation (hereinafter "DFC") on a nonrecourse basis, which provided a revolving financing facility for a maximum of $100.0 million. Initial proceeds from the sale amounted to $91.5 million and were used primarily to reduce the amount outstanding on the Revolving Loan - MIC. Generally, an undivided interest in new accounts receivable are sold monthly as existing accounts receivable are collected, creating a revolving credit facility. Accounts receivable sold under the program, including related party receivables of $5.3 million, are not included in the accompanying balance sheet at June 30, 1998.

7.      COMMITMENTS AND CONTINGENCIES

        Contractual commitments for capital expenditures for property, plant and equipment totaled $246.3 million at June 30, 1998, and $291.3 million at December 31, 1997.

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

        As of June 30, 1998, and December 31, 1997, the Company had outstanding irrevocable standby letters of credit in the amount of $4.8 million and $5.6 million, respectively, primarily in connection with environmental matters.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

Net sales decreased by $23.2 million or 10.0% from $232.1 million for the three months ended June 30, 1997 to $208.9 million for the three months ended June 30, 1998. This reduction in sales, when compared to the same three month period for 1997, was caused primarily by decreases in the average selling prices for the Company's chemical and polymer products of 12.8% and 25.3%, respectively, despite overall increases in shipment volume of 2.8% and 7.8 %, respectively. Cost of sales decreased by $23.2 million for the three months ended June 30, 1998 as compared with the same period in 1997, primarily due to lower feedstock costs.

Selling, general and administrative expenses increased by $1.6 million for the three months ended June 30, 1998 as compared with the three month period ended June 30, 1997 and primarily reflects increased sales and marketing efforts and costs associated with the Company's year 2000 readiness plan.

Operating income for the three month period ended June 30, 1998 decreased by $2.5 million or 15.4% from the same three month period ended June 30, 1997. The decrease was primarily due to the increased selling, general and administrative expenses noted above and an increase in the depreciation expense of $0.9 million due to the Company's increased capital spending.

The Company's interest expense increased by $1.1 million or 18.0% from $6.1 million at June 30, 1997 to $7.2 million at June 30, 1998. The increase in interest expense resulted from net cash proceeds of $82.4 million being generated from the April 1998 discounted sale of undivided interests in a revolving pool of the Company's outstanding trade receivables. These proceeds were used primarily to finance the Company's production capacity expansions.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

Net sales decreased by $25.3 million or 5.5% from $458.4 million for the six months ended June 30, 1997 to $433.1 million for the six months ended June 30, 1998. This reduction was caused by the decrease in the average selling prices for the Company's chemical and polymer products during the second quarter of 1998 as noted above, again despite overall increases in Company shipment volume from the same period in 1997. However, the Company's operating income for the six months ended June 30, 1998 increased by $11.6 million or 47.2% to $36.2 million for the six months ended June 30, 1998 from $24.6 million for the same six month period ended June 30, 1998. The increase in operating income was primarily due to certain increased product margins that occurred during the first quarter of 1998.

Selling, general and administrative expenses as a percent of sales increased to 6.8% for the six months ended June 30, 1998 as compared with 5.8% for the same period in 1997, and primarily reflects increased sales and marketing efforts and costs associated with the Company's year 2000 readiness plan.

Interest expense increased by $2.2 million or 18.8% to $13.9 million for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due primarily to the April 1998 sale of trade receivables to finance the Company's production capacity expansions.

The provision for estimated taxes for the six months ended June 30, 1998 was $9.2 million, compared to $5.4 million for the six months ended June 30, 1997. However, the Company's effective tax rate decreased 2.8% to 42.6% at June 30, 1998 from 45.4% at June 30, 1997 as higher pre-tax income minimized the effect of permanent tax differences in the calculation of the Company's effective tax rate.


FINANCIAL CONDITION

Liquidity and Capital Resources

During the six month period ended June 30, 1998, the Company's working capital balance decreased by $64.6 million from its December 31, 1997 balance of $74.9 million. The decrease in working capital resulted from net cash proceeds of $82.4 million being generated from the aforementioned sale of trade receivables, offset by a $18.6 million reduction in current liabilities.

Net cash provided by operations increased to $19.6 million for the six months ended June 30, 1998 as compared to $16.4 million for the same period in 1997. The increase in cash flows from operations was driven primarily by the $4.5 million increase in the Company's net income to $11.0 million for the six months ended June 30, 1998 as compared to $6.5 million for the six months ended June 30, 1997. The cash flow provided by operations combined with the cash flow provided by financing activities of $95.9 million was used primarily to fund the Company's capital expenditures of $114.0 million for the six months ended June 30, 1998.

As of June 30, 1998, the Company has outstanding commitments through the fourth quarter of 1999 for capital expenditures totaling $246.3 million. The Company anticipates that future working capital needs and the balance of outstanding commitments will be funded by additional cash flows from operations, additional borrowings on the Company's revolving loan from Mitsubishi International Corporation, and a recently established additional revolving loan with a financial institution with a committed amount of $150.0 million.

Year 2000

The Company, like many owners of computer systems, will be required to modify portions of its systems so that they will function properly in the year 2000. In executing its year 2000 readiness plan, the Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. It is anticipated that all remediation efforts will be complete allowing adequate time for testing. Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life. The Company does not expect the amount expensed to have a material effect on its financial position or results of operations. The Company estimates that 45% of the systems are compliant and anticipates that the readiness plan will be fully implemented by August 1999.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 1998, the Company was not a party to any material derivative financial instruments or any other market risk sensitive instruments, other than the trade accounts receivable and trade accounts payable that by their nature mature within one year, inventory that is not subject to commodity price risk, and the long-term debt which is discussed in Note 5 to the financial statements. The Company's exposure to market risk is minimal with regards to its trade accounts receivable, trade accounts payable, inventory and long-term debt.


PART II - OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS

     See Note 7 to the Financial Statements.

     Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     Item 5. OTHER INFORMATION

     None.

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Aristech Chemical Corporation


                                   By /s/ MICHAEL J. PRENDERGAST
                                     ------------------------------
                                     Michael J. Prendergast
                                     Acting Chief Financial Officer

August 4, 1998