Form 10-Q
period 1998-09-30
ARISTECH CHEMICAL CORP
filed 1998-11-03
CIK 804104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common Stock outstanding at September 30, 1998:  14,908 shares

                                      INDEX



PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

                  Consolidated Statements of Income                        3

                  Consolidated Balance Sheets                              4

                  Consolidated Statements of Cash Flows                    5

                  Notes to the Consolidated Financial
                       Statements                                          6

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           10

     Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                       13


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            14

     Item 2. Changes in Securities and Use of Proceeds                    14

     Item 3. Defaults Upon Senior Securities                              14

     Item 4. Submission of Matters to a Vote of Security Holders          14

     Item 5. Other Information                                            14

     Item 6. Exhibits and Reports on Form 8-K                             14

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in Millions)


                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                           1998         1997          1998          1997
                                                        --------      --------      --------      --------

Sales                                                   $  198.2      $  224.9      $  631.3      $  683.3
                                                        --------      --------      --------      --------

Operating Costs:
     Cost of sales                                         160.6         182.0         501.9         565.0
     Selling, general and administrative expenses           15.1          12.5          44.7          39.1
     Depreciation and amortization                          13.3          12.3          39.3          36.5
                                                        --------      --------      --------      --------

         Total Operating Costs                             189.0         206.8         585.9         640.6
                                                        --------      --------      --------      --------

Operating Income                                             9.2          18.1          45.4          42.7

Gain (Loss) on Disposal of Assets                           --            (9.1)         (1.2)         (9.1)
Other Income (Expense), Net                                 (0.8)         (0.2)         (1.1)         (1.2)
Interest Income                                              0.5           0.2           1.3           0.2
Interest Expense                                            (6.7)         (6.1)        (20.6)        (17.8)
                                                        --------      --------      --------      --------

Income Before Taxes on Income                                2.2           2.9          23.8          14.8

Provision for Taxes on Income                               (1.2)          2.4           8.0           7.8
                                                        --------      --------      --------      --------

Income Before Minority Interest                              3.4           0.5          15.8           7.0

Minority Interest                                            0.6          --             2.0          --
                                                        --------      --------      --------      --------

Net Income                                              $    2.8      $    0.5      $   13.8      $    7.0
                                                        ========      ========      ========      ========


The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Balance Sheets
(Dollars in Millions)

                                                                        September 30,      December 31,
                                                                            1998               1997
                                                                        -------------      ------------
                                                                        (Unaudited)
ASSETS
Current Assets:
     Cash and equivalents                                                $      2.5        $      3.9
     Receivables (less allowance for doubtful accounts of $.2
         at September 30, 1998 and $.6 at December 31, 1997)                   13.0             105.8
     Receivables-related parties                                                 --               8.4
     Subordinated note receivable-related party                                12.1                --
     Inventories                                                              125.9             123.5
     Other current assets                                                       1.1               1.4
                                                                         ----------        ----------
         Total Current Assets                                                 154.6             243.0

Property, plant and equipment, net of accumulated depreciation                799.7             662.8
Long-term receivables                                                           8.0               7.9
Excess cost over assets acquired                                              163.5             167.4
Deferred income taxes                                                           1.4               1.4
Other assets                                                                   17.3              15.0
                                                                         ----------        ----------
         Total Assets                                                    $  1,144.5        $  1,097.5
                                                                         ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                    $     66.8        $     87.5
     Accounts payable-related parties                                           2.6               1.6
     Payroll and benefits payable                                              10.8               9.2
     Accrued taxes                                                              6.0               6.1
     Deferred income taxes                                                      3.9               3.9
     Short-term borrowings                                                     40.2              42.3
     Long-term debt due within one year                                         0.6               0.6
     Other current liabilities                                                 17.1              16.9
                                                                         ----------        ----------
         Total Current Liabilities                                            148.0             168.1

Long-term debt-related parties                                                 96.0             187.0
Long-term debt-other                                                          328.7             178.7
Deferred income taxes                                                         158.6             162.9
Other liabilities                                                              37.6              37.0
                                                                         ----------        ----------
         Total Liabilities                                                    768.9             733.7
                                                                         ----------        ----------

Minority Interest                                                               5.0               3.0
                                                                         ----------        ----------

Common stock ($.01 par value, 20,000 shares authorized, 14,908
     shares issued at September 30, 1998, and December 31, 1997)                 --                --
Additional paid-in capital                                                    386.3             386.3
Retained deficit                                                              (15.7)            (25.5)
                                                                         ----------        ----------
         Total Stockholders' Equity                                           370.6             360.8
                                                                         ----------        ----------

         Total Liabilities and Stockholders' Equity                      $  1,144.5        $  1,097.5
                                                                         ==========        ==========


The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Millions)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    1998            1997
                                                                  --------        --------
Cash Flows From Operating Activities:
    Net Income                                                    $   13.8        $    7.0
                                                                  --------        --------
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                                 35.4            32.6
         Amortization of excess cost over assets acquired              3.9             3.9
         Deferred income taxes                                        (4.3)           (0.9)
         Discount on sale of receivables                               3.6              --
         Loss on disposal of assets                                    1.2             9.1
         (Increase) decrease in receivables                            1.6           (18.1)
         (Increase) in inventories                                    (2.4)           (8.2)
         Increase (decrease) in accounts payable
            and other current liabilities                            (19.5)           11.0
         Minority interest in consolidated subsidiary                  2.0              --
         Other                                                         0.4             1.5
                                                                  --------        --------
Net Cash Provided by Operating Activities                             35.7            37.9

Cash Flows From Investing Activities:
     Capital expenditures                                           (173.4)          (58.0)
     Long-term receivables                                             0.1            (6.5)
     Other                                                            (0.2)             --
                                                                  --------        --------
Net Cash Used In Investing Activities                               (173.5)          (64.5)

Cash Flows From Financing Activities:
     Net increase (decrease) in short-term borrowings                 (2.1)            8.6
     Repayment of long-term debt                                     (91.4)         (141.0)
     Proceeds from issuance of long-term debt                        150.0           170.0
     Net proceeds from sale of receivables                            83.9             --
     Dividends paid                                                   (4.0)           (8.3)
                                                                  --------        --------
Net Cash Provided by Financing Activities                            136.4            29.3

Net Increase (Decrease) in Cash and Equivalents                       (1.4)            2.7
Cash and Equivalents, Beginning of Year                                3.9             1.9
                                                                  --------        --------
Cash and Equivalents, End of Period                               $    2.5        $    4.6
                                                                  ========        ========

The accompanying notes are an integral part of these financial statements.

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements



1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Aristech Chemical Corporation ("Aristech") and its majority owned subsidiaries (collectively "the Company"). All intercompany accounts and transactions have been eliminated. Certain amounts previously reported in financial statement captions have been reclassified to conform with the 1998 presentation.

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

2.       NATURE OF OPERATIONS

         The Company's operations are conducted in one business segment, the production and marketing of chemical and polymer products. The major chemical products include phenol, acetone, bisphenol A, aniline, phthalic anhydride, 2-ethylhexanol and plasticizers. Major polymer products include polypropylene and acrylic sheet. Approximately 76% of the total sales are of products that the Company considers to be commodity chemicals. The Company's products are generally sold for further processing by manufacturers of automotive components, construction materials and consumer products.

         The Company's product line provides it with a diverse revenue base. The Company does not derive significant revenue from any single customer. International sales are made primarily to Japan, Canada and Taiwan.

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements



3.       INVENTORIES

         Inventories consist of the following at September 30, 1998, and December 31, 1997:

                                         September 30,      December 31,
                                             1998               1997
                                         -------------      ------------
                                         (Unaudited)
(In millions)
   Raw materials                           $   34.1        $   35.9
   Finished products                           78.7            68.0
   Supplies and sundry items                   20.4            19.6
   Lower of cost or market reserve             (7.3)             --
                                           --------        --------
                                           $  125.9        $  123.5
                                           ========        ========

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at September 30, 1998, and December 31, 1997:

                                                  September 30,    December 31,
                                                      1998             1997
                                                  -------------    ------------
                                                  (Unaudited)
(In millions)
   Land                                            $     14.1       $   13.9
   Buildings                                             64.0           54.8
   Machinery and equipment                              828.7          806.6
   Construction in process                              200.8           70.0
                                                   ----------       --------
       Total property, plant and equipment            1,107.6          945.3
       Less accumulated depreciation                    307.9          282.5
                                                   ----------       --------
       Net property, plant and equipment           $    799.7       $  662.8
                                                   ==========       ========

5.       DEBT

         Debt consists of the following at September 30, 1998, and December 31, 1997:

                                                                Interest           September 30,   December 31,
                                                  Maturity        Rate                  1998           1997
                                                  --------      --------           -------------   ------------
                                                                                    (Unaudited)
(In millions)
    Revolving Loan - BTM                           2001         Variable            $ 150.0         $    --
    Term Loan - MIC                                2002         Variable               50.0            50.0
    Revolving Loan - MIC                           2002         Variable               46.0           137.0
    6-7/8% Notes                                   2006         6.875%                149.1           148.9
    Note Payable to Avonite Stockholder            2006         Variable               12.4            12.4
    Priority Promissory Note                       2006         Variable                1.2             1.2
    Industrial Revenue Bond                        2008         Variable                0.5             0.6
    Capital lease obligations                    1998-2017                             16.1            16.2
                                                                                    -------         -------
                                                                                      425.3           366.3
    Less amount due within one year                                                     0.6             0.6
                                                                                    -------         -------
       Total                                                                        $ 424.7         $ 365.7
                                                                                    =======         =======

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements



6.       ACCOUNTS RECEIVABLE FINANCING

         The Company participates in an accounts receivable financing program under which it initially sold an ownership interest in a defined pool of $112.0 million of trade accounts receivable on a nonrecourse basis to Aristech Receivables Company LLC ("ARC"), a Delaware limited liability company in which Aristech holds a 100% ownership interest. ARC sold an undivided interest in the trade receivables to Delaware Funding Corporation ("DFC") on a nonrecourse basis, which provided a revolving financing facility for a maximum of $100.0 million. Initial proceeds from the sale amounted to $91.5 million and were used primarily to reduce the amount outstanding on the Revolving Loan - MIC. Generally, an undivided interest in new accounts receivable are sold monthly as existing accounts receivable are collected, creating a revolving credit facility. Accounts receivable sold under the program, including related party receivables of $5.3 million, are not included in the accompanying balance sheet at September 30, 1998.

7.       COMMITMENTS AND CONTINGENCIES

         Contractual commitments for capital expenditures for property, plant and equipment totaled $194.8 million at September 30, 1998, and $291.3 million at December 31, 1997.

         Aristech is obligated to indemnify USX Corporation ("USX") against certain claims or liabilities which USX may incur relating to USX's prior ownership and operation of the business and facilities transferred to Aristech in 1986, including liabilities under laws relating to the protection of the environment and the workplace. Such liabilities have been provided for in the consolidated financial statements.

         As of September 30, 1998, and December 31, 1997, the Company had outstanding irrevocable standby letters of credit in the amount of $4.8 million and $5.6 million, respectively, primarily in connection with environmental matters.

         Aristech is a defendant in a patent infringement suit filed by Phillips Petroleum Company ("Phillips") in 1987, in the United States District Court for the Southern District of Texas, captioned Phillips Petroleum Company v. Aristech Chemical Corporation, Civil Action No. H87-3445. The complaint alleges infringement of two patents related to the production of polypropylene, which have since expired. Aristech and Phillips each filed motions for summary judgment which were referred to a Special Master. The Special Master issued a lengthy recommendation finding in Aristech's favor, and Phillips filed a motion with the District Court to reject the Special Master's recommendation. A hearing on this motion was held in October of 1996. On November 13, 1996, the District Court granted Aristech's motion for summary judgment and entered an order to that effect on November 19, 1996. A final judgment was entered in Aristech's favor on December 23, 1996. Phillips appealed the final judgment to the Court of Appeals for the Federal Circuit ("CAFC"). On September 22, 1998, the CAFC affirmed the District Court's judgment. Phillips did not file a petition for a rehearing en banc before the CAFC within the required ten days. Phillips has ninety days from the CAFC ruling to file a petition for certiorari to the United States Supreme Court. Aristech believes that the outcome of this matter will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

ARISTECH CHEMICAL CORPORATION
Notes to the Consolidated Financial Statements



7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this quarterly report contain both historical information and forward-looking statements. The forward-looking statements involve risks and uncertainties that affect the Company's operations, markets, products, services, prices and factors discussed in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors. Accordingly, there is no assurance that the Company's expectations will be realized.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Net sales decreased by $26.7 million or 11.9% from $224.9 million for the three months ended September 30, 1997 to $198.2 million for the three months ended September 30, 1998. This reduction in sales, when compared to the same period for 1997 was caused primarily by decreases in the average selling prices for the Company's chemical and polymer products of 12.7% and 24.7%, respectively. However, chemical shipment volumes remained consistent with the same period in 1997 and polymer shipment volumes increased by 4.7% when compared with the same period in 1997.

Cost of sales decreased by $21.4 million or 11.8% for the three months ended September 30, 1998 as compared with the same period in 1997 due primarily to lower average feedstock costs for all of the Company's chemical and polymer products.

Selling, general and administrative expenses as a percent of sales increased to 7.6% for the three months ended September 30, 1998 as compared with 5.6% for the same period in 1997, and primarily reflects increased sales and marketing efforts and costs associated with the Company's year 2000 readiness plan.

Operating income decreased by $8.9 million or 49.2% for the three months ended September 30, 1998 when compared with the same period in 1997. From the total decrease of $8.9 million, $2.7 million is attributable to a more rapid reduction in the Company's average selling prices over the corresponding decrease in average feedstock costs for both chemical and polymer products. Further, $2.5 million is due to an additional lower of cost or market adjustment recognized during the three month period ended September 30, 1998, that occurred primarily as a result of the rapid price decline in the majority of the Company's average feedstock costs. Other factors that contributed to the overall decrease in operating income for the three months ended September 30, 1998 were increased research and development expenses, selling, general and administrative expenses and depreciation expense.

Loss on disposal of assets decreased by $9.1 million for the three month period ended September 30, 1998, primarily due to the 1997 write-off of deferred engineering costs associated with the company's consideration of a cumene/phenol complex at Garyville, Louisiana.

The Company's interest expense increased by $.6 million or 9.8% from $6.1 million at September 30, 1997 to $6.7 million at September 30, 1998 and is due to increased borrowings necessary to finance the Company's production capacity expansions.

Provision for income taxes decreased by $3.6 million from $2.4 million for the three months ended September 30, 1997 to a benefit of $1.2 million for the three months ended September 30, 1998. The decrease is due to the third quarter 1998 recognition of income tax benefits resulting from the anticipated utilization of tax credits originating from the Company's ongoing production capacity expansions and income tax refunds on foreign sales applied for during the quarter.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

Net sales decreased by $52.0 million or 7.6% from $683.3 million for the nine months ended September 30, 1997 to $631.3 million for the nine months ended September 30, 1998. This reduction in sales, when compared to the same period for 1997 was caused by decreases in the average selling prices for the Company's chemical and polymer products of 9.8% and 22.9%, respectively. However, despite the reduction in selling prices, the Company's shipment volumes for chemicals and polymers increased by 4.7% and 2.1%, respectively for the nine months ended September 30, 1998 when compared with the same period for 1997.

Cost of sales decreased by $63.1 million or 11.2 % from $565.0 million for the nine months ended September 30, 1997 to $501.9 million for the same period in 1998. The decrease was caused by reductions in the average feedstock costs of 20.2% and 27.2% for the Company's chemical and polymer products, respectively.

Selling, general and administrative expenses as a percent of sales increased to 7.1% for the nine months ended September 30, 1998 as compared with 5.7% for the same period in 1997, and primarily reflects increased sales and marketing efforts and other costs associated with the Company's year 2000 readiness plan.

Operating income for the nine months ended September 30, 1998 increased by $2.7 million when compared with the same period for 1997. This overall increase occurred primarily due to certain increased product margins that occurred during the first quarter of 1998 partially offset by the increased depreciation and selling, general and administrative expenses. Also offsetting an overall increase in the Company's operating income for the nine months ended September 30, 1998 was an aggregate lower of cost or market adjustment of $7.3 million recognized in cost of sales during the second and third quarters of 1998, due primarily as a result of the rapid price decline in the majority of the Company's average feedstock costs.

Interest expense increased by $2.8 million or 15.7% to $20.6 million for the nine months ended September 30, 1998 as compared to $17.8 million for the nine months ended September 30, 1997 and was due primarily to increased borrowings necessary to finance the Company's production capacity expansions.

The effective tax rates on income were 33.6% and 52.7% for the nine months ended September 30, 1998 and 1997, respectively. The 19.1% decrease in the effective rate was caused primarily by the recognition of income tax benefits resulting from the anticipated utilization of tax credits originating from the Company's ongoing production capacity expansions, income tax refunds on foreign sales applied for during the third quarter of 1998 and lower pretax income during 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources

During the nine month period ended September 30, 1998, the Company's working capital balance decreased by $68.3 million from its December 31, 1997 balance of $74.9 million. The decrease in working capital is due primarily to the $89.1 million reduction in trade receivables from the second quarter 1998 sale of trade receivables used to finance a portion of the Company's capacity expansion program, offset by a $20.1 million reduction in current liabilities. Despite a $6.8 million increase in the Company's net income for the nine months ended September 30, 1998, net cash provided by operations decreased by $2.2 million when compared with the same period in 1997. This decrease occurred primarily as a result of the change in the composition of items comprising the Company's working capital balance.


The Company funds its working capital requirements on a short-term basis primarily through borrowings on a $50.0 million discretionary line of credit with a commercial bank. At September 30, 1998, borrowings of $40.2 million were drawn under this line of credit.

During the third quarter of 1998, the Company entered into a Revolving Credit Agreement with the Bank of Tokyo-Mitsubishi Trust Company ("BTM") to provide a revolving credit facility in the maximum amount of $150.0 million. The entire amount was drawn with the proceeds used to reduce the amount outstanding under the revolving loan from Mitsubishi International Corporation. The Revolving Credit Agreement with BTM expires on March 31, 2001 and is guaranteed by Mitsubishi Corporation.

The Company anticipates that the outstanding capital commitments and future working capital requirements will be funded by cash flows from operations and additional borrowings on the Company's revolving loan from Mitsubishi International Corporation.

Capital Expenditures

The Company continues to invest in plant capacity expansion as evidenced by the increase in capital expenditures of $115.4 million for the nine months ended September 30, 1998 when compared with the same period for 1997. For the nine months ended September 30, 1998, the capital expenditures of $173.4 million have been funded by cash flows from operations, net additional borrowings of $58.6 million on its two revolving credit agreements and $83.9 million obtained from the second quarter 1998 sale of trade receivables.

As part of its ongoing capacity expansion plan, the Company has outstanding commitments for capital expenditures through the fourth quarter of 1999 totaling $194.8 million at September 30, 1998.

During the third quarter of 1998, the Company executed two operating lease agreements, each extending for a period of twenty years that will provide for a total of 932 new railcars to be placed in service at various intervals through December 1999. The new railcars will be used to replace existing cars and support future increased production capacities.

Year 2000 Readiness Disclosure

The Company's Year 2000 ("Y2K") project team is working on making the Company's systems ready for the next millennium. The team is assessing all systems for Y2K impacts and costs of upgrading or replacing systems that are not Y2K ready, and testing and monitoring systems for Y2K readiness. The assessment phase is near completion. Current efforts are focused on upgrading or replacing systems. The Company believes the project will be completed by October 1999.

Y2K project costs are expected to range from $8.0 million to $10.0 million. The Company does not expect the Y2K project costs to have a material effect on its financial position or results of operations.

The Company is contacting major suppliers to seek assurance of their intent to be Y2K ready, and is responding to customer requests for information on the Company's Y2K project. The Company cannot control whether third parties, including governments, upon which the Company relies will be fully Y2K compliant by 2000.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company is unable to determine at this time whether a Y2K failure will have a material impact on the Company's results of operations, liquidity or financial conditions.

The costs of the Y2K project and the time by which the Company expects to complete it are based on management's best estimates, which were derived using numerous assumptions of future events including the availability of certain resources, third party modifications, and other factors. There is no guarantee that these estimates will be achieved and actual results could differ from these plans.

There is general uncertainty inherent in the Y2K problem. The Y2K project is intended to reduce, to the maximum extent feasible, that uncertainty for the Company.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1998, the Company was not a party to any material derivative financial instruments or any other market risk sensitive instruments, other than the trade accounts receivable and trade accounts payable that by their nature mature within one year, inventory that is not subject to commodity price risk, and the long-term debt which is discussed in Note 5 to the financial statements. The Company's exposure to market risk is minimal with regards to its trade accounts receivable, trade accounts payable, inventory and long-term debt.

PART II - OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS

     See Note 7 to the Financial Statements.

     Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     Item 5. OTHER INFORMATION

     On September 28, 1998, H. Patrick Jack succeeded Charles W. Hamilton as President and Chief Operating Officer of Aristech Chemical Corporation. Mr. Jack possesses over 25 years of chemical industry experience in sales, marketing, research and development, manufacturing and general management. He was previously the Senior Vice President - Chemical Division for Fina Oil & Chemical Company, a $4.5 billion producer of petrochemicals and plastics headquartered in Dallas, Texas. Mr. Hamilton, who has elected retirement after his 37 years with USS Chemicals and subsequently, Aristech, will remain with Aristech as a consultant through the end of the year.

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Aristech Chemical Corporation


                                               By  /s/ MICHAEL J. PRENDERGAST
                                                   ---------------------------
                                                       Michael J. Prendergast
                                                       Senior Vice President and
                                                       Chief Financial Officer



October 30, 1998