Form 10-K
period 1998-12-31
ARISTECH CHEMICAL CORP
filed 1999-03-31
CIK 804104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1999: Not determinable.

Common Stock outstanding at March 31, 1999:  14,908 shares.

Documents Incorporated by Reference:  None

                                TABLE OF CONTENTS




                                                                                                       Page
                                                                                                       ----
PART I
     Item 1.         Business                                                                           3

     Item 2.         Properties                                                                         12

     Item 3.         Legal Proceedings                                                                  12

     Item 4.         Submission of Matters to a Vote of Security Holders                                12

PART II

     Item 5.         Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                            13

     Item 6.         Selected Financial Data                                                            13

     Item 7.         Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                            13

     Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                         18

     Item 8.         Financial Statements                                                               18

     Item 9.         Changes in and Disagreements with Accountants On
                         Accounting and Financial Disclosure                                            37

PART III

     Item 10.        Directors and Executive Officers of the Registrant                                 37

     Item 11.        Executive Compensation                                                             41

     Item 12.        Security Ownership of Certain Beneficial Owners and
                         Management                                                                     45

     Item 13.        Certain Relationships and Related Transactions                                     46

PART IV

     Item 14.        Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K                                                                    46

SIGNATURES                                                                                              48

PART I

ITEM 1.   BUSINESS


THE COMPANY

Aristech Chemical Corporation ("Aristech") was incorporated under the laws of the State of Delaware on October 14, 1986, and began doing business on December 4, 1986.

On October 1, 1997, Aristech formed a joint venture with Mitsubishi Rayon Co., Ltd. ("MRC") to manufacture and sell acrylic sheet and decorative surfacing products. Aristech's former acrylic sheet division was reorganized as Aristech Acrylics LLC ("AALLC"), a Kentucky limited liability company in which Aristech holds a 90% ownership interest. Dianal America, Inc. ("DAI"), a wholly owned U.S. subsidiary of MRC holds a 10% ownership interest in AALLC.

The "Company" refers to Aristech and Avonite, Inc. (a New Mexico corporation and a 60% owned consolidated subsidiary, hereinafter "Avonite" for on and after July 1, 1996) and AALLC (for on and after October 1, 1997).

GENERAL

The Company is a producer and marketer of chemical and polymer products with total annual rated production capacity in excess of three billion pounds. The Company's operations are divided into two reportable operating segments:
Chemicals and Polymers. The Company's Chemicals reportable operating segment consists of the aggregation of its Phenol and Plasticizer and related products. The Polymers reportable operating segment consists of the aggregation of its polypropylene and acrylic sheet products. These chemical and polymer products provide the Company with a diversified revenue base. While many of the Company's products are considered commodities, the Company's production of polypropylene and acrylic sheet has been increasingly directed toward more specialized, higher margin products. There is significant vertical integration among the Company's products, providing the Company with supplies of certain of its raw materials. The Company also has a diverse customer base, with no single customer comprising more than 7% of gross revenues during 1998. End-use markets for the Company's products include automotive components, home and office construction, appliances, modular tubs/showers, whirlpools, spas, apparel, packaging, medical supplies, signs and a wide range of consumer products. Each segment has its own dedicated sales force responsible for domestic sales. Sales for export markets, which accounted for approximately 20% of total sales in 1998, are either handled directly, through distributors or with independent representatives. Financial information concerning the Company's two reportable operating segments are included herein under Item 8, Note J to the Consolidated Financial Statements.

PLANT PROFILE

The following table lists the products produced by the Company and the locations of the plants where such products are produced. A narrative description of each product follows the table.

                                   (Million Pounds)
                                    Annual Current                       Typical End                              Plant
        Product Produced            Rated Capacity                      Use of Product                          Locations
        ----------------            --------------                      --------------                          ---------
CHEMICALS
     2-Ethylhexanol                             280    Plasticizers, Acrylates, Resins, Surfactants        Pasadena, TX
                                                       Defoamers and Lube Additives

     Acetone                                    434    Solvent, Acrylic Plastic and Bisphenol-A            Haverhill, OH

     Alphamethylstyrene                          52    ABS Plastic and Resins                              Haverhill, OH

     Aniline                                    150    Rigid Polyurethane and Rubber Chemicals             Haverhill, OH

     Bisphenol-A                                215    Engineering Plastics, Epoxy Resins and              Haverhill, OH
                                                       Flame Retardants

     Cumene Hydroperoxide                        16    Polymerization Catalyst                             Haverhill, OH

     Diphenylamine                               25    Rubber Chemicals and Lube Additives                 Haverhill, OH

     Phenol                                     700    Phenolic Resins and Bisphenol-A                     Haverhill, OH

     Plasticizers                               210    Flexible Vinyl                                      Neville Island, PA

     Phthalic Anhydride                         265    Plasticizers, Unsaturated Polyester Resins,         Pasadena, TX
                                                       Alkyd Paints and Molding Resins

POLYMERS
     AALLC-Acrylic Sheet                         75    Outdoor Signs, Lighting Fixtures, Modular           Florence, KY
                                                       Tub and Shower Units, Spas, Whirlpool,
                                                       Vanity and Kitchen Countertops and
                                                       Exterior Wall Cladding

     Avonite-Polyester Sheet            2.5 million    Vanity and Kitchen Countertops and Other            Belen, NM
                                        Square Feet    Decorative Architectural Applications

     Polypropylene                              828    Automotive Parts, Fibers, Battery Casings           LaPorte, TX
                                                       Consumer and Medical Products, Packaging            Neal, WV
                                                       Films, Strapping and Housewares

CHEMICALS

The following is a narrative of the chemicals produced and marketed by Aristech. Aristech's chemical products are produced with processes using licensed technology, except for cumene hydroperoxide ("CHP") and diphenylamine ("DPA") technologies that were developed internally by Aristech.

2-ETHYLHEXANOL. 2-Ethylhexanol ("2-EH") is a commodity intermediate chemical used in the manufacture of organic chemical products. Plasticizers are the major market for 2-EH and account for approximately half of total domestic 2-EH consumption and over three-quarters of global consumption. The main raw materials used in 2-EH are propylene and natural gas. Aristech has entered into supply contracts for natural gas and propylene, and both are also available on the spot market. Aristech used approximately 32% of 2-EH production in 1998 as a raw material for plasticizers. The remainder of the 2-EH produced by Aristech is sold primarily in the merchant export market. Competition is based primarily on price.

ACETONE. Acetone is used as a solvent for paints, varnishes, lacquers and vinyl resins, and as a raw material for a wide range of chemicals such as methyl methacrylate ("MMA"), bisphenol-A ("BPA"), methyl isobutyl ketone and others. Approximately 22% of Aristech's acetone production was used as a raw material for the production of MMA for AALLC and internally for BPA in 1998, with the remainder being sold to the merchant market. Aristech's 1997 phenol unit expansion resulted in increased acetone production capacity by 44 million pounds annually. Aristech is in the process of expanding the Haverhill, Ohio plant. The new unit, when completed, is expected to be capable of producing 150 million pounds of acetone bringing the total acetone capacity to 584 million pounds in late 1999.

ALPHAMETHYLSTYRENE. High-purity alphamethylstyrene ("AMS"), a low volume product, is used to increase heat distortion temperature and provide strength in ABS resins. Capital expansions increased AMS production capability by nearly 50% in 1997. Aristech's production is sold in the merchant market or hydrogenated to cumene.

ANILINE. Aniline is predominantly consumed in the production of MDI-based rigid polyurethane foams and coating resins. Polymeric isocyanates have been growth products used in construction, mainly as building insulation and in the automotive industry. Aniline is also consumed in the production of rubber, photographic developers, agricultural chemicals and dyes. Aniline is produced from internally produced phenol and purchased ammonia that is available from nearby sources. Aristech is one of two companies worldwide that produces aniline from phenol.

BPA. BPA is an organic chemical intermediate that is produced from phenol and acetone. BPA is consumed mainly in the production of polycarbonate and epoxy resins, but increasing amounts are used to produce flame retardants, polysulfone resins, phenoxy resins and polyester resins. The raw materials for BPA are internally produced phenol and acetone. Approximately 57% of Aristech's BPA trade sales were sold to export markets during 1998. Aristech also purchases and resells BPA through agreements with Mitsubishi Chemical Corporation ("MCC") to supplement its own production.

CHP. CHP is a low volume, intermediate compound extracted from Aristech's phenol and acetone facilities that is purified using a process developed by Aristech's research group. CHP is sold in the domestic market primarily for use as a polymerization catalyst.

DPA. DPA is low volume product used to make rubber chemicals as well as lubricant additives, dyes and to make a stabilizer for acrylates. Aristech produces DPA by its own proprietary process from internally produced aniline. Aristech is one of two domestic producers of DPA selling to the merchant market.

PHENOL. The largest single use of phenol is as a raw material for BPA. Other important uses are phenolic resins for plywood, chipboard, foundry and industrial applications. Phenol, when used as a chemical intermediate, becomes a component of nylon, and surfactants. Aristech uses phenol as a raw material for its production of BPA and aniline. Competition is based primarily on price.

The main raw material for phenol is cumene, which is first oxidized to form CHP and then cleaved to produce phenol, acetone and AMS. Cumene is obtained by Aristech from several sources under supply agreements, and is also available on the spot market. An expansion in the phenol unit was completed in the fourth quarter of 1997, increasing production capacity by 70 million pounds annually. Aristech also obtains phenol through arms'-length purchases from MCC to supplement its own production.

In 1998, Aristech sold approximately 55% of its total production of phenol into the merchant market. Exports of phenol represented approximately 22% of Aristech's total phenol trade sales in 1998. Aristech is in the process of expanding the Haverhill, Ohio plant. The new unit, when completed, is expected to be capable of producing 242 million pounds of phenol bringing the total phenol capacity to 942 million pounds in late 1999.

PLASTICIZERS. Plasticizers are organic esters produced primarily in high volume commodity grades. Plasticizers are used principally in the manufacture of flexible polyvinyl chloride ("PVC") plastic products. PVC products are sold into a wide variety of applications, including consumer (rainwear, toys and boots), housing (flooring and wall coverings), automotive (seat and dashboard covers and vinyl roofs) and industrial (wire and cable insulation).

Plasticizers are made from a variety of dibasic acids (primarily phthalic anhydride) and alcohols, including 2-EH. Aristech produces its own supply of phthalic anhydride and 2-EH that are used in large volumes in plasticizers.

Aristech produces a complete line of plasticizers, for both general and specialized applications, all of which are sold into the merchant market. Competition is based primarily on price. Aristech manufactures plasticizers utilizing well-developed batch process technology at its facility located on the Ohio River at Neville Island, Pennsylvania.

PHTHALIC ANHYDRIDE. Phthalic anhydride ("PA") is a commodity intermediate chemical used in the manufacture of organic chemical products, such as plasticizers, unsaturated polyester resins, alkyd paint and molding resins. PA is manufactured from orthoxylene, a petrochemical commodity purchased from a number of sources under supply agreements, and it is also available on the spot market. Aristech consumed approximately 27% of PA production in 1998 as a raw material for plasticizers, with the remainder sold to the merchant market. Competition is based primarily on price.

POLYMERS

The following is a narrative of the polymers produced and marketed by Aristech. The Company's polymers consist of AALLC's acrylic sheet products, Avonite's polyester sheet products and Aristech's polypropylene products.

AALLC-ACRYLIC SHEET. AALLC produces acrylic sheet. Acrylic sheet is a polymeric product produced in specialty and commodity grades. Applications include bathtubs, modular tubs/showers, spas, whirlpool units, glazing, skylights, sign facia, vanity and kitchen countertops and other decorative uses. All sales of acrylic sheet are in the merchant market.

The primary feedstock for acrylic sheet is MMA, which is currently obtained through third party toll conversion using acetone produced at Aristech's Haverhill, Ohio plant.

AALLC produces acrylic sheet using the continuous cast method. This process permits AALLC to produce cross-linked sheet products of significantly greater widths and lengths than are obtainable from the more commonly used cell-cast or extrusion methods. AALLC's acrylic sheet is produced at its Florence, Kentucky plant that is equipped with three continuous casters. Design, operation and maintenance of the continuous casters represent significant proprietary technology of AALLC. AALLC is one of five domestic producers of cast acrylic sheet products and one of two that use the continuous cast method. The Florence, Kentucky plant is in the process of being expanded. The expansion, when completed in late 1999, is expected to increase its annual production capacity by 44.5 million pounds.

AVONITE-POLYESTER SHEET. Avonite produces premium solid surface polyester sheet under the tradename Avonite(R). Avonite(R) is used for countertops, wall cladding and other decorative architectural applications. Avonite's production facility is in Belen, New Mexico. Avonite produces its sheet from unsaturated polyester resins purchased in the highly competitive resin market. In addition, Avonite purchases and resells certain of AALLC's Acrystone(R) acrylic solid surface sheet products.

POLYPROPYLENE. Polypropylene is a thermoplastic resin produced by Aristech in both commodity and specialty grades. The major markets for polypropylene are: synthetic fibers used in carpet backing, carpet face yarns, upholstery fabrics, geotextiles and disposable diapers; automotive applications, including battery cases and interior trim parts; packaging films for food and non-food applications; injection-molded caps and closures; medical applications (syringes and vials); and a wide range of other consumer products.

Propylene is the principal raw material used in the production of polypropylene. The LaPorte, Texas plant obtains its supply of chemical and polymer grade propylene primarily via pipeline under agreements with Mobil Oil Corporation ("Mobil") and Equistar Chemicals LP, and the remainder on the spot market. The Neal, West Virginia plant is supplied with refinery grade propylene via pipeline from the nearby refinery of Marathon Ashland Petroleum LLC and refinery and chemical grade propylene by rail from other producers in the northern tier of the United States and Canada. Both plants operate propylene splitters that permit the upgrading of lower cost refinery and chemical grade propylene to polymer grade raw materials.

Aristech sells substantially all of its output of polypropylene to the merchant market. Exports, primarily to the Far East, represented approximately 6% of polypropylene sales in 1998. Imports are not a significant factor in the domestic market.

Aristech is one of 12 producers of polypropylene in the United States. Competition among producers of commodity grade polypropylene is primarily on the basis of price, as well as quality and service. In specialty grades, competition is based primarily on product development, quality and service. To help direct Aristech's product mix toward the more specialized, higher margin products, a technical services group provides assistance to customers to develop specialty formulations to meet their specific product requirements. A new polypropylene technical center was opened in November 1997, in Pittsburgh, Pennsylvania, further strengthening Aristech's commitment to customer service and focus on specialty products. Control of raw materials supply and cost, utilization of the latest production technology, and proximity to markets are also important competitive factors.

The Neal, West Virginia plant utilizes Spheripol-technology developed by Montedison S.p.A. and licensed from Technipol B.Y. The LaPorte, Texas plant utilizes licensed high-yield catalyst technology. The LaPorte, Texas plant is in the process of being expanded. The expansion, when completed in late 1999, is expected to add 550 million pounds of annual capacity.

On February 12, 1998, Aristech and MCC entered into a nonbinding memorandum of understanding that contemplated the formation of a joint venture in the polypropylene business in the United States. The parties have discontinued discussions regarding the formation of a joint venture in the polypropylene business.

ORDER BACKLOG

Normally, significant customer orders are placed during the same month that shipment is requested and orders placed for future delivery are subject to revision or cancellation. For these reasons, the Company does not consider order backlog to be a meaningful indication of future business activity for its businesses.

EMPLOYEE RELATIONS

The Company employs approximately 1,750 people. The operating personnel at Neal, West Virginia, Neville Island, Pennsylvania and AALLC's Florence, Kentucky facilities are represented by the Oil, Chemical and Atomic Workers International Union, the United Steelworkers of America, and the International Chemical Workers, respectively. Historically, operations have generally not been interrupted by strikes. The Company's other facilities are not represented by unions.

RESEARCH AND DEVELOPMENT

The Company's research and development activities are conducted at research centers at Monroeville, Pennsylvania and Pittsburgh, Pennsylvania, and augmented by product development and technical service groups directly attached to the polypropylene and plasticizers businesses and AALLC.

PATENTS AND TRADEMARKS

The Company possesses a substantial body of technical know-how and trade secrets and owns approximately 105 United States patents applicable to all phases of its business, including product formulations and production processes. The Company considers its know-how, trade secrets and patents important to the conduct of its business although no individual item is considered to be material to the business. Certain plants use technology licensed from others. Royalty expense on these licenses amounted to $4.5 million in 1998, $3.9 million in 1997, and $3.0 million in 1996. AALLC also has licensed its Acrysteel(R) technology to MRC. Aristech is entitled to receive royalties under certain circumstances for two stage cleavage technology used in the production of phenol and acetone, which is licensed by a third party to MCC.

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

In some cases, compliance can only be achieved by capital expenditures. In 1998, the Company spent approximately $11.1 million for environmentally related capital expenditures. Based upon preliminary estimates of capital expenditures for environmental projects at existing facilities and without any detailed engineering or other technical planning, the Company broadly estimates that expenditures for 1999 and 2000 will total $11.0 million in the aggregate.

The Company's facilities for many years have shipped waste materials to third party sites for treatment and/or disposal. As a result of these practices, the Company is currently involved in investigative or cleanup projects under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or comparable state laws at 28 sites. Based on currently available information, the Company has reserved $6.0 million in the aggregate for its share of costs associated with certain of these sites. No amount has been reserved for a majority of such sites, since amounts are included only when costs are reasonably estimable. At seventeen of the sites, either the regulatory agency has indicated that no further action will be required or the Company has settled out as a de minimis party. It is possible that the Company may be involved in future investigations and cleanups of other sites to which the Company sent waste materials. The Company cannot predict such future liabilities with accuracy.

The Resource Conservation and Recovery Act ("RCRA") requires the Company to estimate the closure and post-closure costs for its hazardous waste treatment, storage and disposal facilities. The Company estimates total closure and post-closure costs for its existing facilities, and any former facilities for which the Company contractually retained liability, to be approximately $9.3 million. The Company revises these costs at least annually to reflect inflation, and at other times to address changed conditions. The Company has closed hazardous waste management facilities at its Linden, New Jersey and Florence, Kentucky facilities. The Company is awaiting regulatory acceptance of these closures and it is not known whether additional closure requirements will be imposed.

The New Jersey Industrial Sites Recovery Act requires that Aristech investigate site conditions at its former manufacturing facility in Linden, New Jersey (currently operated as a warehouse and distribution facility) to assess the type and extent of contamination that may be present. Aristech has submitted a Remedial Investigation/Remedial Action Plan (the "Plan") to the New Jersey Department of Environmental Protection (the "NJDEP") with respect to this facility. Aristech has performed certain remedial actions pursuant to the Plan with the approval of the NJDEP at a cost of approximately $0.2 million. The remaining remedial actions proposed by the Plan, currently estimated to cost $0.7 million, have not been approved by the NJDEP. Aristech cannot predict whether the NJDEP will approve the remainder of the Plan as proposed, whether additional cleanup conditions, if any, may be imposed, or the costs of any such additional cleanup conditions.

Aristech has been investigating an area of its former Colton, California facility at the request of the Santa Ana Regional Water Quality Control Board ("Water Board"). Soil sampling has revealed residual contamination and groundwater monitoring wells have been installed. In October 1997, the Water Board requested that Aristech and the owner of a neighboring facility conduct an off-site, downgradient investigation of the groundwater. Aristech and the owner of the neighboring facility have agreed to this request. Aristech estimates its share of the investigation requested by the Water Board will not be material. It is not possible to estimate the costs of further investigation or cleanup at this time.

RCRA can also impose corrective action requirements at facilities where hazardous waste treatment, storage and disposal occurs or has occurred. Corrective action requirements include investigation, and remedial action for impacted soils and groundwater. While preliminary investigations have occurred at some of the Company's facilities, it is not possible to predict the timing or extent of the remedial actions that ultimately might be required.

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

POLYESTER BUSINESS

In April 1995, Aristech sold to Ashland, Inc. ("Ashland") substantially all of its assets related to the manufacture and sale of unsaturated polyester resins ("UPR") and maleic anhydride ("MA") and the distribution of UPR and other polyester products (collectively, the "Polyester Business"). Ashland also assumed certain of Aristech's liabilities in connection with the Polyester Business. Aristech retained ownership of the land underlying the production facility for the Polyester Business located at Neville Island, Pennsylvania. Aristech continues to manufacture plasticizers at Neville Island. Ashland generally purchased all physical assets at the Neville Island facility primarily used in the production of UPR and MA, and Aristech retained those primarily used to manufacture plasticizers. Aristech granted to Ashland an irrevocable easement for the land beneath the structures transferred to Ashland and certain areas around and between those structures, and each party granted the other rights to permit access to and maintenance of the other party's assets, as necessary.

Ashland and Aristech also entered into a service agreement whereby each agreed to supply the other with certain services related to the other party's operations at the Neville Island facility. The prices charged for such services are generally designed to approximate the supplier's cost of providing the services. The services agreement contains a mutual release and indemnification provision whereby each party, as a recipient of services, releases and indemnifies the other, as a service provider, from and against claims arising from the acts of the service provider's employees or claims asserted by such employees in connection with the furnishing of services under the agreement.

Aristech agreed to indemnify Ashland against liabilities arising from (i) breaches of Aristech's representations, warranties and agreements contained in the asset purchase agreement and related documents and (ii) Aristech's operation of the Polyester Business prior to the sale. Most of Aristech's representations and warranties have expired. Aristech's indemnification obligations for breach of any representation or warranty (whether or not expired) are capped at $30.0 million. The parties' respective obligations with respect to environmental matters are not covered by the foregoing provisions.

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

With respect to the other UPR and MA production facilities, Aristech agreed to indemnify Ashland for any required investigation and remediation of: (1) certain former waste management units at the Colton, California site; (2) phosphate contamination in groundwater at the Bartow, Florida site, caused by nearby mining operations; and (3) contamination in a former waste pond at Bartow. Aristech also agreed to complete closure of certain listed former waste management units at those production facilities, and to be responsible for certain additional assessments or investigations of specifically identified areas affected by various former solid waste management units and previously-removed underground storage tanks. Aristech has reserved sufficient amounts for the estimated costs of completing the presently required investigations and closure work, although any estimate of the costs associated with work required in the future cannot be made until further investigations have been completed. As to remediation of environmental conditions arising from previous solid waste units, Aristech and Ashland agreed to share such expenses in excess of an annual deductible amount, under a sliding scale that reduces Aristech's share from 100% to 0% over 25 years. With respect to other environmental conditions (including presently unknown and unidentified conditions), Aristech agreed to share with Ashland costs of additional investigations and remedial actions, with Aristech's share of such costs based on a sliding scale that decreases over a 21-year period. Those obligations to indemnify Ashland are subject to a minimal annual deductible amount.

As to the distribution facilities (all of which were leased properties), Aristech retained liability for pre-closing environmental conditions, if any, only until the expiration of the then pending leases. The last of those leases expired on October 30, 1998. Special provisions govern the allocation of responsibilities at the leased Ankeny, Iowa distribution facility, as to contamination resulting from the former operations of the Albaugh Chemical Company, to the extent that such matters are not covered under an indemnification provided by the lessor of that property.

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

OLEFINS BUSINESS

In January 1988, Aristech sold to Mobil certain assets of Aristech's Olefins operations (the "Olefins Business") and Mobil assumed certain liabilities in connection with the Olefins Business. Mobil assumed no pre-existing environmental liabilities related to the Olefins Business. Aristech has agreed to indemnify Mobil for environmental liabilities related to the Olefins Business existing on or prior to the sale. As of December 31, 1998, there were no pending or threatened claims for indemnification arising under these provisions. With respect to environmental claims arising from actions of parties other than Aristech and USX prior to the ownership of the Olefins Business by USX, Aristech's indemnification obligations expired in November 1992, since Mobil made no demand for such indemnification within five years of the closing. The maximum aggregate liability of Aristech for indemnification of Mobil for environmental claims is $5.0 million. Mobil agreed to indemnify Aristech for all environmental liabilities related to actions taken or the failure to take actions by Mobil relating to the Olefins Business on or after the sale.

ITEM 2.   PROPERTIES

The location and general character of the principal plants and other important physical properties of the Company are described in Item 1. The plants are located on properties that are held in fee simple. The executive offices, research facility at Monroeville, Pennsylvania, polypropylene technical center, sales offices and warehouses are leased from third parties. The plants and other facilities have been constructed or acquired from time to time over a period of years and vary in age and operating efficiency. The Company considers its properties to be in suitable condition for their intended use and purpose.

ITEM 3.   LEGAL PROCEEDINGS

The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business. A discussion with regards to these matters are included in Note K to the Consolidated Financial Statements at
Item 8, and "Environmental, Health and Safety Matters" at Item 1.

Aristech is involved, often along with other defendants, in product liability lawsuits filed in federal and state courts in several jurisdictions; many of these cases involve multiple plaintiffs. Although Aristech is sometimes a named defendant, more typically Aristech has assumed the defense for USX Corporation in these cases as a result of contractual obligations to do so for claims arising out of the business of the former USS Chemicals Division of USX Corporation. A majority of these cases have typical and similar factual allegations, that during the course of the plaintiffs' employment with other companies they were exposed to benzene or benzene-containing products manufactured by the various defendants, including the former USS Chemicals Division of USX Corporation or Aristech. Plaintiffs contend that the alleged exposures caused physical injuries. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. The claimed monetary damages in these cases, when taken in the aggregate may be substantial; however, Aristech does not believe that the claimed monetary damages are a realistic measure of either the cost to defend or resolve the cases.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not an established public trading market for Aristech's shares of common stock. Aristech paid cash dividends of $4.0 million and $8.3 million during the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, there were four holders of Aristech's common stock (See Item 12).


ITEM 6.  SELECTED FINANCIAL DATA

                                                          Year Ended December 31:
                                                      (In millions except per share data)
                                        1998          1997            1996           1995           1994
                                        ----          ----            ----           ----           ----
INCOME STATEMENT DATA
    Sales                            $   830.8      $   897.4       $   906.6      $ 1,023.3      $   945.5
    Net Income From
      Continuing Operations               14.4            8.0            33.3           60.2            0.1

BALANCE SHEET DATA
    Total Assets                     $ 1,182.1      $ 1,097.5       $ 1,013.8      $ 1,090.0      $ 1,183.4
    Long-term Obligations
      Due After One Year                 451.0          365.7           309.9          623.2          763.6

    Cash Dividends Declared
      Per Common Share                $    268      $     558       $   1,990      $      --      $      --


See Item 1. "Business - Disposition of Certain Businesses"

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ABILITY TO PASS THROUGH FEEDSTOCK PRICE INCREASES AND PRICE VOLATILITY. Raw materials account for approximately two-thirds of the Company's total production cost. As a result, the Company's ability to pass on increases in feedstock costs to customers has a significant impact on operating results. The ability to pass on increases in feedstock costs is, to a large extent, related to market conditions. While the Company generally has been able to pass increases in feedstock costs on to customers, there can be no assurance that the Company will be able to do so in the future. The Company's ability to pass on increases in feedstock costs is particularly subject to uncertainty with respect to the Company's commodity products. Substantial increases in capacity, both actual and planned, in certain of the commodity and specialty chemical markets in which the Company participates can be expected to affect such ability. In addition, prices of feedstock can be subject to significant price fluctuations. Increases in costs may not be accompanied by corresponding increases in selling prices for the Company's products in all instances, regardless of market conditions.

DEPENDENCE ON SIGNIFICANT SUPPLIERS. A number of the Company's suppliers provide a significant amount of raw materials, and if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply contracts, or if such contracts could not be renewed, or replaced upon expiration, raw materials costs incurred by the Company could increase substantially.

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

POTENTIAL LIABILITIES RELATING TO ENVIRONMENTAL, HEALTH AND SAFETY REGULATIONS. The chemical industry is subject to numerous federal, state and local laws relating to the storage, handling, emission, transportation, manufacture and use of chemicals, the discharge of materials into the environment and the maintenance of safe conditions in the workplace. United States chemical manufacturers, including the Company, have expended substantial funds for compliance with such laws and regulations. Future legislation and regulations could impose additional costs on the industry. Company production facilities require permits and licenses that are subject to renewal or modification. Violations of such permits or licenses could result in substantial sanctions, which could be civil, criminal, or both. Violations could also result in the revocation of such permits or licenses. In addition, the operation of any chemical manufacturing plant entails risk of adverse environmental effect, including exposure to chemical products or by-products from the Company's operations. The Company is also involved in investigative or cleanup projects at waste disposal sites owned by other parties. The Company has agreed to indemnify certain third parties against certain claims or liabilities, including liabilities under laws relating to the protection of the environment and the workplace, relating to assets acquired or divested by the Company. The markets for most of the Company's products are very price competitive. Therefore, future environmentally related capital expenditure requirements, liabilities and costs could be a major factor in the Company's future sales and income, since it may not always be possible to pass costs on to customers. See Item 1, "Environmental, Health and Safety Matters" and "Disposition of Certain Businesses."

RELIANCE ON CONTINUED OPERATION AND SUFFICIENCY OF MANUFACTURING FACILITIES. The Company's revenues are dependent on the continued operation of its various manufacturing facilities. Although presently all operating plants are considered to be in good condition, the operation of manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, power outages, the improper installation or operation of equipment, natural disasters and the need to comply with directives of governmental agencies. Except for polypropylene, each of the Company's product lines is manufactured at only a single facility and production could not be transferred to another site. The occurrence of material operational problems, including but not limited to the above events, may adversely affect the profitability of the Company during the period of such operational difficulties. See Item 1, "Plant Profile."

EFFECT OF PLANNED MAINTENANCE TURNAROUNDS. In addition to its routine repair and maintenance activities, the Company has a program of planned maintenance turnarounds under which certain facilities are temporarily taken out of production for repairs and maintenance. To the degree that the cost of planned maintenance turnarounds is not evenly spread over the program's normal cycle, year-to-year and quarterly variations in the income can result. Subject to regulatory inspections and maintaining the Company's safety standards, the timing of maintenance turnarounds is largely at the discretion of management. In determining the schedule of maintenance turnarounds, management considers, among other things, the level of product demand, catalyst life and the operating performance of the production facility.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997.

During 1998, the Company's net sales decreased by 7% from $897.4 million in 1997 to $830.8 million in 1998. This decrease is primarily due to a 14% decline in average net selling prices per pound shipped, despite a 7% increase in overall shipment volumes from 1997 to 1998. Net sales for Chemicals decreased by $24.0 million or 5% from 1997, which was caused primarily by a 13% decline in the average selling price per pound shipped, offset by an 8% increase in shipment volumes. Average net selling prices for Polymers decreased by 14% offset by a 4% increase in shipment volumes resulting in a 10% or $38.1 million decrease in net Polymers sales.

Total operating costs decreased by $64.6 million or 8% from $845.7 million in 1997 to $781.1 million in 1998. Feedstock costs, which comprise approximately two-thirds of the Company's total cost of sales, decreased by $76.7 million and was primarily attributable to a 28% decrease in the Company's average cost per pound for raw materials. The Chemicals operating segment's average raw materials cost per pound, which includes primarily cumene, decreased by approximately 24%, while the Polymers average raw materials cost per pound, which includes primarily propylene, decreased by approximately 31%. The Company's conversion costs, which represent the remaining one-third of costs of sales, remained consistent with 1997. Partially offsetting the decrease in production costs was the 1998 recognition of a $9.5 million adjustment to reduce its LIFO inventory value to the lower of aggregate cost or market value and a $2.4 million LIFO adjustment; increased selling, general and administrative expenses, that reflected primarily increased sales and marketing efforts and costs associated with the Company's year 2000 readiness plan; and increased depreciation expense due to the Company's ongoing efforts to expand its business.

Operating income at the Company's consolidated level for 1998 remained consistent with 1997; however, the Chemicals operating segment increased its operating income by $14.8 million, while Polymers operating income decreased by $16.8 million. The Chemicals increase came primarily as a result of the increased shipment volumes in addition to higher margins for Phenol and BPA. For Polymers, the 4% increase in shipment volumes from 1997 to 1998 was not sufficient to offset the decline in the spread between net selling prices and raw material costs.

Net loss on disposal of assets decreased by $7.9 million from 1997 to 1998 primarily due to the 1997 write-off of deferred engineering costs associated with the Company's consideration of a cumene/phenol complex at Garyville, Louisiana.

Interest expense increased by $3.1 million or 13% from 1997 to 1998 and reflects the increased borrowings necessary to finance the Company's production capacity expansions. The Company's weighted average cost of borrowing for both 1998 and 1997 was 6.4% and 6.5%, respectively.

The effective rates on the Company's provision for income taxes were 27% and 53% for 1998 and 1997, respectively. The decrease in the effective rate from 1997 to 1998 was caused primarily by the recognition of income tax benefits resulting from the anticipated utilization of tax credits originating from the Company's ongoing production capacity expansions, income tax refunds related to prior years' foreign sales and lower pretax income during 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996.

Operating income for 1997 was $51.7 million on sales of $897.4 million compared with operating income of $107.6 million in 1996 on sales of $906.6 million. The reduction in operating income reflects reduced margins in most of the Company's product lines compared to the prior year. Higher raw materials and conversion costs more than offset slightly higher product selling prices. Raw materials and conversion costs increased 8% in 1997 compared to 1996 while overall average net selling prices increased just 1% in 1997 over 1996. Sales volumes declined 1% in 1997 compared with the prior year period.

Selling prices increased slightly in Chemicals and Polymers; however, raw materials and conversion costs increased at a greater rate. Chemicals raw materials and conversion costs increased 9% in 1997 while selling prices increased less than one percent. Raw materials and conversion costs were also higher in Polymers increasing 7% compared with the prior year period. Polymers overall pricing increased less than one percent in 1997 compared to 1996. Sales volumes increased 2% for Polymers but declined 2% in Chemicals.

In addition, the Company's operating income in 1997 declined compared to 1996 due to the sale of the Coal Chemicals Business in March 1996. That business contributed $2.6 million in operating income in 1996.

Selling, general and administrative expenses increased $3.9 million or 8% in 1997 compared to the prior year due, in large part, to the consolidation of expenses relating to Avonite. Selling, general and administrative expenses for Avonite, were $5.7 million in 1997 as compared to $2.3 million in 1996. Avonite became a consolidated subsidiary on July 1, 1996.

Loss on disposal of assets was $9.2 million in 1997, an increase of $1.3 million compared to the prior year period. The loss on disposal of assets in 1997 was primarily attributable to the write-off of deferred engineering costs associated with the Company's consideration of a cumene/phenol complex at Garyville, Louisiana.

Interest expense was $23.6 million in 1997 as compared to $37.9 million for the prior year. The $14.3 million decrease in interest expense resulted primarily from the conversion of $179.5 million in principal amount of the Company's payment-in-kind debentures to common stock on September 30, 1996.

The provision for estimated tax expense for 1997 was $9.3 million compared with a provision for estimated taxes of $27.6 million for the prior year. The Company's effective tax rate has increased to 53% in 1997 from 45% in 1996 as a result of the amortization of excess of cost over assets acquired and lower pre-tax income.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During 1998, the Company's working capital balance decreased by $69.0 million from $74.6 million at December 31, 1997 to $5.6 million at December 31, 1998. The decrease in working capital is due primarily to the $91.9 million reduction in receivables from the second quarter 1998 sale of trade receivables used to finance a portion of the Company's capacity expansion program, offset by a $24.9 million reduction in current liabilities. The decrease in current liabilities was driven by a $28.6 million decrease in accounts payable caused primarily by the overall reduction in the prices of its raw materials. Despite a $6.4 million increase in the Company's net income for 1998 over 1997, net cash provided by operating activities for the same period decreased by $18.4 million from $68.3 million in 1997 to $49.9 million in 1998. The 1998 decrease in operating cash flows occurred primarily as a result of the change in the Company's working capital requirements.

The Company generally funds its working capital requirements on a short-term basis primarily through borrowings on a $50.0 million discretionary line of credit with a commercial bank. Subsequent to December 31, 1998, the Company acquired, from commercial banks, two additional unsecured lines of credit with an aggregate maximum borrowing limit of $30.0 million in order to provide any future working capital needs.

During the first quarter of 1999, the management of Aristech implemented measures to reduce certain of its future operating and selling, general and administrative expenses. As one of the measures, an incentive was offered to employees covered under the Aristech Salaried Pension Plan to voluntarily elect early retirement in exchange for certain increased pension benefits. The additional costs to be incurred by the Company during 1999 that are in excess of the funded pension benefits for the voluntary retirees are not anticipated to have a material adverse effect on the Company's financial position, results of operations or its cash flows. In addition to the voluntary retirement program, the Company intends to embark upon an involuntary termination program during the second quarter of 1999, the extent of which will be based, in part, upon the results of the voluntary retirement program. The Company anticipates the benefits of any of its cost reduction measures to primarily affect years subsequent to 1999.

Under the voluntary retirement program, the Company's Senior Vice
President-Polymers, Treasurer, and Corporate Comptroller have elected voluntary retirement effective April 1, 1999. The Company has not yet determined their successors.

The Company anticipates that the remaining outstanding fixed capital commitments connected to the capacity expansion program, and future working capital requirements will be funded by cash flows from operations, additional borrowings under the unsecured line of credit agreements and unused borrowings available under the revolving loan from Mitsubishi International Corporation.

CAPITAL EXPENDITURES

The Company continued to invest in plant capacity expansion during 1998 as evidenced by the increase in capital expenditures of $129.9 million over 1997. The 1998 capital expenditures of $231.8 million have been funded by cash flows from operations, net additional long-term borrowings of $98.0 million on its revolving credit agreements and $82.1 million in proceeds from the sale of its trade receivables. The 1997 capital expenditures of $101.9 million were funded by 1997 cash flows from operations and net additional long-term borrowings of $39.0 million. Both the 1998 and 1997 capital expenditures reflect production capacity expansions within its phenol product line at Haverhill, Ohio, its polypropylene product line at LaPorte, Texas, and its acrylic sheet product line at Florence, Kentucky. At December 31, 1998, the Company has remaining outstanding fixed commitments for capital expenditures totaling $147.0 million.

During the third quarter of 1998, the Company executed two operating lease agreements each extending for a period of twenty years that will provide for a total of 932 new railcars to be placed in service at various intervals through December 1999. The new railcars will be used to replace existing cars and support future increased requirements.

YEAR 2000 READINESS DISCLOSURE

The Company's Year 2000 ("Y2K") project team is working on making the Company's systems, both information technology and non-information technology, ready for the next millennium. The team has completed its assessment phase for Y2K impacts and costs of upgrading or replacing systems that are not Y2K ready, and testing and monitoring systems for Y2K readiness. Phases where current efforts are focused include upgrading or replacing systems, systems testing, and contingency planning. The Company believes the project will be completed by October 1999. Costs incurred from inception through December 31, 1998 were approximately $6.0 million. Total Y2K project costs are expected to range from $8.0 million to $10.0 million. The Company does not expect the Y2K project costs to have a material effect on its financial position or results of operations. The costs of the Y2K project and the time by which the Company expects to complete it are based on management's best estimates, which were derived using numerous assumptions of future events including the availability of certain resources, third party modifications, and other factors. There is no guarantee that these estimates will be achieved and actual results could differ from these plans.

The Company is contacting major customers and suppliers to seek assurance of their intent to be Y2K ready, and is responding to customer requests for information on the Company's Y2K project. The Company cannot control whether third parties, including governments, upon which the Company relies will be fully Y2K compliant by December 31, 1999.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K project is expected to significantly reduce its level of uncertainty about the Y2K problem including the possibility of significant interruptions of normal operations and, in particular, about the Y2K compliance and readiness of its material external agents.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately 87% of the Company's sales are sold domestically, with the remaining 13% representing export sales. Sales in currencies other than the US dollar are insignificant thereby minimizing any market risk exposure due to changes in foreign exchange rates. However, the Company, in connection with its ongoing capacity expansion, purchased certain machinery and equipment at amounts denominated in foreign currencies that were hedged to optimize the US dollar value. Any gain or loss resulting from the purchased machinery will not have a significant effect on the Company's results of operations.

The Company does not currently engage in any significant investing activities as available funds are used for business expansion, thereby eliminating any investment-related market risk exposure.

The Company does, however, focus on its interest rate risk management primarily to reduce the overall cost of funding provided to the Company. The Company has strategically financed its business expansion with diverse and cost-effective debt instruments at both fixed and variable interest rates. The majority of the Company's variable rate long-term debt is currently based on the London Interbank Offered Rate ("LIBOR"). A hypothetical 1% increase in the interest rate for the Company's variable rate long-term debt would increase annual interest expense by approximately $2.9 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into effect other changes that might occur in the economic environment due to such changes in short-term interest rates. The Company's debt instruments are monitored daily to eliminate, to the extent possible, any significant interest rate risk exposure. At December 31, 1998, the fair value of the Company's outstanding long-term debt was $446.8 million compared to its respective carrying amount of $451.7 million.

The Company does not enter into any material fixed purchase or fixed supply contracts with its suppliers or customers, or engage in any material hedging activities to mitigate any related commodity price risk.

ITEM 8.  FINANCIAL STATEMENTS

Index to the Consolidated Financial Statements:

                                                                        Page
                                                                        ----
Independent Auditors' Report                                             19

Consolidated Statements of Income For the Years Ended
     December 31, 1998, 1997 and 1996                                    20

Consolidated Balance Sheets, December 31, 1998 and 1997                  21

Consolidated Statements of Cash Flows For the Years Ended
     December 31, 1998, 1997 and 1996                                    22

Consolidated Statements of Stockholders' Equity For the Years
     Ended December 31, 1998, 1997 and 1996                              23

Notes to the Consolidated Financial Statements                           24

                          INDEPENDENT AUDITORS' REPORT


Aristech Chemical Corporation


We have audited the accompanying consolidated balance sheets of Aristech Chemical Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in the Exhibit at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aristech Chemical Corporation and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania


February 5, 1999 (except for Note M,
as to which the date is March 31, 1999)

                          ARISTECH CHEMICAL CORPORATION
                        Consolidated Statements of Income
              For the Years Ended December 31, 1998, 1997 and 1996
                              (Dollars in Millions)



                                                         1998        1997        1996
                                                         ----        ----        ----
Sales                                                 $  830.8    $  897.4    $  906.6

Operating Costs:
     Cost of sales                                       668.5       745.6       704.4
     Selling, general and administrative expenses         59.9        50.8        46.9
     Depreciation and amortization                        52.7        49.3        47.7
                                                      --------    --------    --------

         Total Operating Costs                           781.1       845.7       799.0
                                                      --------    --------    --------

Operating Income                                          49.7        51.7       107.6

Loss on Disposal of Assets, Net                           (1.3)       (9.2)       (7.9)
Other Expense, Net                                        (1.0)       (1.7)       (1.6)
Interest Income                                            2.3         0.5         0.7
Interest Expense                                         (26.7)      (23.6)      (37.9)
                                                      --------    --------    --------

Income Before Income Taxes                                23.0        17.7        60.9

Provision for Income Taxes                                 6.3         9.3        27.6
                                                      --------    --------    --------

Income Before Minority Interest                           16.7         8.4        33.3

Minority Interest                                         (2.3)       (0.4)         --
                                                      --------    --------    --------

Net Income                                            $   14.4    $    8.0    $   33.3
                                                      ========    ========    ========


Related Party Transactions:
     Sales                                            $   52.9    $   70.9    $   73.5
     Purchases                                            26.4        24.2        24.0
     Interest Expense                                     11.0         9.9        35.8





   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                              (Dollars in Millions)


                                                                        1998          1997
                                                                        ----          ----
ASSETS
Current Assets:
     Cash and equivalents                                           $      1.1    $      3.9
     Receivables (less allowance for doubtful accounts of $.2
        and $.6 at December 31, 1998 and 1997, respectively)               4.4         105.8
     Receivables-related parties                                          --             8.4
     Subordinated note receivable-related party                           17.9          --
     Inventories                                                         124.3         123.5
     Other current assets                                                  1.1           1.1
                                                                    ----------    ----------
        Total Current Assets                                             148.8         242.7

Property, plant and equipment, net                                       845.5         662.8
Long-term receivables                                                      8.0           8.2
Excess cost over assets acquired                                         162.2         167.4
Deferred income taxes                                                      1.4           1.4
Other assets                                                              16.2          15.0
                                                                    ==========    ==========
        Total Assets                                                $  1,182.1    $  1,097.5
                                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                               $     54.6    $     85.5
     Accounts payable-related parties                                      3.9           1.6
     Payroll and benefits payable                                          9.3           9.2
     Accrued taxes                                                         7.3           6.1
     Deferred income taxes                                                 0.5           3.9
     Short-term borrowings                                                45.9          42.3
     Long-term debt due within one year                                    0.7           0.6
     Other current liabilities                                            21.0          18.9
                                                                    ----------    ----------
        Total Current Liabilities                                        143.2         168.1

Long-term debt-related parties                                           135.0         187.0
Long-term debt-other                                                     316.0         178.7
Deferred income taxes                                                    160.3         162.9
Other liabilities                                                         38.7          37.0
                                                                    ----------    ----------
        Total Liabilities                                                793.2         733.7
                                                                    ----------    ----------

Minority Interest                                                          7.4           3.0
                                                                    ----------    ----------

Common stock ($.01 par value, 20,000 shares authorized, 14,908
     shares issued at December 31, 1998 and 1997, respectively)             --            --
Additional paid-in capital                                               382.5         386.3
Retained deficit                                                          (1.0)        (25.5)
                                                                    ----------    ----------
        Total Stockholders' Equity                                       381.5         360.8
                                                                    ----------    ----------

        Total Liabilities and Stockholders' Equity                  $  1,182.1    $  1,097.5
                                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996
                              (Dollars in Millions)

                                                                                    1998        1997        1996
                                                                                    ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                  $   14.4    $    8.0    $   33.3
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                                 47.5        44.1        42.5
        Amortization of excess cost over assets acquired                              5.2         5.2         5.2
        Amortization of merger expenses                                               2.0         2.0         2.0
        Deferred income taxes                                                        (6.0)        1.5        (5.1)
        Discount on sale of receivables                                               5.2          --          --
        Loss on disposal of assets                                                    1.3         9.2         7.9
        Income from equity investment                                                (0.2)         --          --
        (Increase) decrease in receivables                                            4.6        (4.0)       11.0
        Increase in inventories                                                      (0.8)      (10.4)       (9.0)
        Increase (decrease) in accounts payable
           and other current liabilities                                            (26.5)       10.0        (1.9)
        Minority interest in consolidated subsidiary                                  2.3         0.4          --
        Other                                                                         0.9         2.3        (1.9)
                                                                                   ------      ------      ------
Net Cash Provided by Operating Activities                                            49.9        68.3        84.0

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (231.8)     (101.9)      (41.5)
     Proceeds from maturity of short-term investment                                   --          --        17.0
     Proceeds from disposal of assets                                                  --          --        39.7
     Long-term receivables                                                             --        (8.3)         --
     Other                                                                             --          --         0.7
                                                                                   ------      ------      ------
Net Cash Provided by (Used in) Investing Activities                                (231.8)     (110.2)       15.9

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in short-term borrowings                                            3.6         1.9        31.7
     Repayment of long-term debt                                                   (259.6)     (167.3)     (220.1)
     Proceeds from issuance of long-term debt                                       357.0       207.4       148.9
     Net proceeds from sale of receivables                                           82.1          --          --
     Long-term debt issuance costs                                                     --         0.2        (4.0)
     Dividends paid                                                                  (4.0)       (8.3)      (24.2)
     Proceeds from equity contribution to AALLC                                        --        10.0          --
     Redemption of preferred stock                                                     --          --        (6.2)
     Redemption of payment-in-kind debentures                                          --          --       (24.5)
                                                                                   ------      ------      ------
Net Cash Provided by (Used in) Financing Activities                                 179.1        43.9       (98.4)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      (2.8)        2.0         1.5
Cash and Equivalents, Beginning of Year                                               3.9         1.9         0.4
                                                                                 ========    ========    ========
Cash and Equivalents, End of Year                                                $    1.1    $    3.9    $    1.9
                                                                                 ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest (net of amount capitalized)                                     $   26.5    $   23.2    $   39.3
        Income taxes                                                                 11.7        14.5        27.3


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During 1998, Avonite converted the Note payable to an Avonite stockholder of $12.4 million and Notes Payable to Aristech totalling $9.0 million to shares of common stock of Avonite (see Note L).

     During 1997, the Company acquired property, plant and equipment with a cost of $16.2 million financed through a capital lease obligation.

     During 1996, the Company converted debentures of $179.5 million and Redeemable Series A Convertible payment-in-kind ("PIK") Preferred Stock of $44.8 million for common stock totaling $224.3 million, and the Company acquired an additional 10% ownership interest in Avonite in exchange for the assignment of a $1.0 million promissory note from Avonite to the Avonite minority stockholders.

   The accompanying notes are an integral part of these financial statements.

                         ARISTECH CHEMICAL CORPORATION
                Consolidated Statements of Stockholder's Equity
              For the Years Ended December 31, 1998, 1997 and 1996
                              (Dollars in Millions)



                                                           Additional                Total
                                                   Common    Paid-in    Retained  Stockholders'
                                                   Stock     Capital     Deficit     Equity
                                                   -----     -------     -------     ------
Balance, January 1, 1996                            $--     $  154.5    $ (20.8)   $  133.7

Net income                                           --         --         33.3        33.3

Dividend - Series A Convertible Preferred Stock      --         --         (4.2)       (4.2)

Dividend - common stock                              --         --        (20.0)      (20.0)

Conversion of PIK debentures to common stock         --        179.5       --         179.5

Conversion of Series A Convertible Preferred
     Stock to common stock                           --         44.8       --          44.8

Assumption of minority deficit in Avonite            --         --        (14.1)      (14.1)

Other                                                --         --          0.6         0.6
                                                    ---     --------    -------    --------

Balance, December 31, 1996                           --        378.8      (25.2)      353.6

Net income                                           --         --          8.0         8.0

Dividend - common stock                              --         --         (8.3)       (8.3)

Proceeds from equity contribution to AALLC           --          7.5       --           7.5
                                                    ---     ------      -------    --------

Balance, December 31, 1997                           --        386.3      (25.5)      360.8

Net income                                           --         --         14.4        14.4

Dividend - common stock                              --         --         (4.0)       (4.0)

Conversion of Note Payable to Avonite
     Stockholder to Avonite common stock             --         12.4       --          12.4

Avonite capital restructuring                        --        (16.2)      14.1        (2.1)

                                                    ===     ========    =======    ========
Balance, December 31, 1998                          $--     $  382.5    $  (1.0)   $  381.5
                                                    ===     ========    =======    ========






   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aristech Chemical Corporation ("Aristech") was incorporated under the laws of the State of Delaware on October 14, 1986 as a wholly owned subsidiary of USX Corporation ("USX"). On December 4, 1986, USX transferred substantially all of the assets and liabilities of its USS Chemicals Division to Aristech, and Aristech's common stock was offered and sold to the public. The USS Chemicals Division was formed by USX in 1966. On March 7, 1990, Mitsubishi Corporation ("MC"), certain other investors and certain members of Aristech's management acquired Aristech in a going-private transaction. The interest of certain of the investors, including the management investors, has subsequently been reacquired and MC beneficially owns 82.3% of Aristech's outstanding common stock. The "Company" refers to Aristech and its majority-owned consolidated subsidiaries (see Note L).

NATURE OF OPERATIONS

The Company is a producer and marketer of chemical and polymer products that are generally sold for further processing by manufacturers of automotive components, construction materials and consumer products.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Aristech Chemical Corporation include the accounts of the Company and its majority-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated subsidiaries over which the Company does not exercise control are accounted for under the equity method.

Certain reclassifications were made to the prior years' consolidated financial statements to conform to the classifications used in the 1998 consolidated financial statements.

ACCOUNTING CHANGES

In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. Accordingly, the Company has adopted the disclosure provisions of this statement (See Note J).

In February 1998, SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. SFAS 132 is effective for financial statements issued for periods beginning after December 15, 1997. Accordingly, the Company has adopted the disclosure provisions of this statement (See Note
I).

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of this standard on its financial reporting.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Major replacements and improvements that extend the life of the property are capitalized, while maintenance and repairs are expensed as incurred. The Company capitalizes the interest cost ($7.4 million in 1998 and $0.9 million in 1997) associated with major property additions while in progress and amortizes the amount over the useful lives of the related assets. Depreciation of plant and equipment is computed on the straight-line method.

When a plant or major facility within a plant is sold or otherwise disposed of, any gain or loss is reflected in the consolidated statement of income. Proceeds from the sale of other facilities depreciated on a group basis are credited to the depreciation reserve.

EXCESS COST OVER ASSETS ACQUIRED

The acquisition of Aristech by MC was accounted for as a purchase transaction with the purchase price being allocated to assets and liabilities based on their fair values as of the date of acquisition. The excess cost over the fair value of assets acquired is generally amortized on a straight-line basis over a period of 40 years. Such amount associated with the 1990 acquisition has been allocated to each of the Company's businesses based on historical operating results prior to the acquisition. Accumulated amortization of the excess cost over assets acquired was $59.6 million and $54.4 million at December 31, 1998 and 1997, respectively.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. The deferred income taxes are computed annually for differences between book and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.

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

The Company also maintains defined contribution plans that cover certain eligible salaried and hourly employees. The Company's cost is determined based on a percentage of compensation as defined by the plans.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B - RECEIVABLES

On April 1, 1998, Aristech entered into an agreement with Morgan Guaranty Trust Company of New York and Delaware Funding Corporation ("DFC") to finance its trade receivables. Pursuant to the agreement, Aristech sells its trade receivables, as generated through operations, to Aristech Receivables Company LLC ("ARC"), a Delaware limited liability company. ARC is a 100% owned unconsolidated subsidiary of Aristech. ARC, in turn, sells an undivided interest in the trade receivables to DFC on a nonrecourse basis, that provides for a revolving financing facility to ARC for a maximum of $100.0 million. Collections received on the receivables reduce the amount owed under the facility. As new trade receivables are generated through operations, those receivables are sold to ARC and then an undivided interest in those receivables is sold to DFC. The agreement expires on March 31, 1999, and may be extended for additional periods not to exceed 364 days from the extension date.

Initial proceeds from the sale amounted to $91.5 million and were used primarily to reduce the amount outstanding on the Revolving Loan - Mitsubishi International Corporation ("MIC"). Ongoing costs of the financing will approximate DFC's cost of issuing asset-backed commercial paper to fund the purchase plus a program fee. Aristech accounted for the sale of receivables to ARC as a sale under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". At December 31, 1998, Aristech had $102.4 million of its outstanding trade receivables sold to ARC for cash proceeds of $82.1 million and a subordinated note receivable due from ARC of $17.9 million. The amount of the subordinated note receivable due to Aristech from ARC is subordinated to ARC's ultimate repayment of the amount outstanding ($82.1 million at December 31, 1998) to DFC under the revolving financing facility.

NOTE C - INVENTORIES

Inventories consist of the following at December 31:

                                           1998        1997
                                           ----        ----
(In millions)
     Raw materials                       $   34.9    $   35.9
     Finished products                       79.4        68.0
     Supplies and sundry items               19.5        19.6
     Lower of cost or market reserve         (9.5)       --
                                         ========    ========
         Total Inventory                 $  124.3    $  123.5
                                         ========    ========



The current cost of inventories at December 31, 1998 and 1997 was $112.2 million and $116.1 million, respectively.

LIFO liquidations amounted to $1.2 million for the year ended December 31, 1998. There were no significant LIFO liquidations in 1997 and 1996.

                         ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                               Estimated Useful
                                                Lives (In Years)      1998         1997
                                                ----------------      ----         ----
(In millions)
     Land                                             --           $    14.1    $   14.1
     Buildings                                        35                66.7        54.6
     Machinery and equipment                        4 to 22            860.3       806.6
     Construction in process                          --               224.4        70.0
                                                                   ---------    --------
                                                                     1,165.5       945.3
     Accumulated depreciation                                         (320.0)     (282.5)
                                                                   =========    ========
         Property, plant and equipment, net                        $   845.5    $  662.8
                                                                   =========    ========



The Company had contract commitments for capital expenditures for property, plant and equipment totaling $147.0 million at December 31, 1998.

Of the total property, plant and equipment at December 31, 1998 and 1997, the Company has the following leased under capital lease agreements:

                                    1998        1997
                                    ----        ----
(In millions)
     Land                         $   0.2    $   0.2
     Buildings                       16.0       16.0
     Machinery and equipment          2.1        1.7
                                  -------    -------
                                     18.3       17.9
     Accumulated depreciation        (2.1)      (1.7)
                                  =======    =======
                                  $  16.2    $  16.2
                                  =======    =======



The Company leases certain property and equipment, primarily railway equipment and buildings, under operating lease agreements generally with terms ranging from five to twenty years including certain renewal options (see Note G). Operating lease rental expense for the years ended December 31, 1998, 1997 and 1996 was $12.1 million, $10.8 million and $12.0 million, respectively.

The Company had the following other operating costs at December 31:


(In millions)                                        1998      1997      1996
                                                     ----      ----      ----
Maintenance and repairs of plant and equipment     $  26.4   $  32.0   $  36.0
Research and development costs                        16.2      13.0      13.0


NOTE E - LONG-TERM RECEIVABLES

In May of 1996, the Company entered into an agreement with the Pittsburgh Economic and Industrial Development Corporation ("PEIDC") which provided that the Company would assist in financing the construction of its leased polypropylene technical center. Under this agreement, the Company advanced a total of $8.4 million to PEIDC during 1997. The advance is scheduled to be repaid monthly including interest at a rate of 8.25% over the Company's 20 year lease term for the facility, which commenced in November 1997. At December 31, 1998 and 1997, $8.0 million and $8.2 million was outstanding under this agreement and included as long-term receivables with the remaining $0.2 million and $0.1 million included in other current assets, respectively.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE F - SHORT-TERM BORROWINGS

In December of 1996, the Company arranged for a $50.0 million discretionary line of credit with a commercial bank bearing interest at a variable rate. Short-term borrowings drawn under this line amounted to $45.9 million and $42.3 million at December 31, 1998 and 1997, respectively. The effective annual interest rate paid under this line was 5.7% for both 1998 and 1997.

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                                       1998        1997
                                                                                       ----        ----
(In millions)
Revolving Loan - MIC, $200.0 maximum commitment amount, due April 18, 2002 bearing interest at a variable rate (effectively 6.1%
     and 5.9% for 1998 and 1997, respectively)                                       $   85.0    $  137.0

Term Loan - MIC, due April 18, 2002, bearing interest at a variable
     rate (effectively 6.1% and 5.9% for 1998 and 1997, respectively)                    50.0        50.0
                                                                                     --------    --------

         Total long-term debt - related parties                                         135.0       187.0

Revolving Loan - Gotham Funding Corporation ("GFC") and Broadway Capital
     Corporation ("BCC"), unsecured, $150.0 million maximum commitment amount, due March 31, 2001, bearing interest at a variable rate (effectively 6.0%
     for 1998). The facility is unconditionally
     and irrevocably guaranteed by MC                                                   150.0        --

6-7/8% Notes, dated November 25, 1996, due November 15, 2006, with semiannual
     interest payments due May 15 and November 15 of each year                          149.1       148.9

Note payable to Avonite stockholder, due July 1, 2006, with interest calculated and payable quarterly at the prime rate of interest plus 2.0%. The loan was converted to shares of Avonite common stock
     in November of 1998 (see Note L)                                                    --          12.4

Capital lease obligations, maturing at various dates from 1999 to 2017,
     with a weighted average interest rate of 5.9% at December 31, 1998                  15.9        16.2

Other                                                                                     1.7         1.8
                                                                                     --------    --------
                                                                                        451.7       366.3
     Less amount due within one year                                                     (0.7)       (0.6)
                                                                                     ========    ========
         Total Long-term debt                                                        $  451.0    $  365.7
                                                                                     ========    ========




Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's debt was $446.8 million at December 31, 1998. At December 31, 1997 the fair value of the Company's debt approximated its respective carrying amount.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE G - LONG-TERM DEBT (CONTINUED)

Maturities of the Company's long-term debt and minimum annual rental commitments for non-cancelable leases with initial or remaining lease terms in excess of one year as of December 31, 1998 are as follows:


                                                              Long-term Debt
                                                           ----------------------
                                                            Capital          All          Operating
         (In Millions)                                      Leases          Other           Leases
                                                            ------          -----           ------
            1999                                           $  1.6          $  0.1           $ 17.8
            2000                                              1.6             0.1             15.6
            2001                                              1.5           150.1             11.7
            2002                                              1.5           135.1              8.1
            2003                                              1.5             0.1              6.9
            Thereafter                                       18.9           150.3             78.5
              Amount representing interest                  (10.7)             --               --
                                                           ------          ------           ------
                 Total                                     $ 15.9          $435.8           $138.6
                                                           ======          ======           ======

On August 3, 1998, the Company entered into a revolving credit agreement (or "loan") with GFC as lender and the Bank of Tokyo-Mitsubishi Trust Company ("BTM") as agent to provide a revolving credit facility in the maximum amount of $150.0 million. The agreement expires on March 31, 2001 and is unconditionally and irrevocably guaranteed by MC. The entire amount of the loan was drawn with the proceeds used to reduce the amount outstanding under the Company's revolving loan with MIC. In conjunction with the BTM agreement, on November 23, 1998, the Company also entered into an unsecured uncommitted credit facility with BCC. Outstanding advances under the BCC agreement are unconditionally and irrevocably guaranteed by MC and are limited to the unused available borrowings under the Company's revolving credit agreement with GFC, not to exceed the GFC loan maximum amount of $150.0 million. At December 31, 1998, there were $150.0 million in aggregate outstanding advances drawn under these agreements. Outstanding advances drawn under the uncommitted facility with BCC are renewable at the option of BCC. Should the advances not be renewed by BCC, any amounts outstanding would be renewed under the committed facility from GFC.

The Company has agreed to pay MC a guarantee fee on the outstanding principal balance of all financing obtained from MIC, GFC and BCC. The guarantee fee is calculated on a daily basis based on the amount outstanding under the guaranteed loans. The guarantee fee expense for 1998, 1997 and 1996 was $0.4 million, $0.3 million and $0.9 million, respectively.

On September 30, 1996, the Company called for the redemption of all its outstanding payment-in-kind ("PIK") debentures. MC, MIC and Mitsubishi Chemical Corporation ("MCC") elected to exercise their right to convert $179.5 million of the PIK Debentures into 3,888 shares of the Company's common stock. The remaining $24.5 million of PIK Debentures held by Mitsubishi Rayon Co., Ltd. ("MRC") were redeemed for cash. Also, on September 30, 1996, MC, MIC and MCC elected to convert $44.8 million of their Series A Convertible Preferred Stock into 970 shares of the Company's common stock. The preferred shares held by MRC were redeemed for $6.2 million in cash.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE H - INCOME TAXES

Provision for income taxes consists of the following for the years ended December 31:

                                                                    1998      1997      1996
                                                                    ----      ----      ----
(In millions)
     Current federal income taxes                                 $  11.2    $  6.4   $  28.6
     Current state and local income taxes                             1.2       1.4       3.4
     Deferred income taxes                                           (4.3)      1.0      (3.6)
                                                                  -------    ------   -------
         Total provision before change in valuation allowance         8.1       8.8      28.4
     Change in valuation allowance                                   (1.8)      0.5      (0.8)
                                                                  =======    ======   =======
         Total provision for income taxes                         $   6.3    $  9.3   $  27.6
                                                                  =======    ======   =======

Following is a reconciliation of the differences between income taxes computed at the federal statutory rate to the total provision for income taxes for the years ended December 31:

                                                                    1998      1997       1996
                                                                    ----      ----       ----
(In millions)
     Statutory rate applied to income before income taxes         $  6.5    $  6.1    $  21.0
     Foreign Sales Corporation benefits and other tax credits       (0.1)     (1.7)      (0.5)
     Amortization of excess cost over assets acquired                1.8       1.8        2.0
     Losses from equity investee                                    --        --          4.3
     State income taxes after federal income tax benefit            (2.7)      2.8        2.0
     Utilization of net operating losses                             2.6      --         --
     Other                                                          --        (0.2)      (0.4)
                                                                  ------    ------    -------
         Total provision before change in valuation allowance        8.1       8.8       28.4
     Change in valuation allowance                                  (1.8)      0.5       (0.8)
                                                                  ======    ======    =======
         Total provision for income taxes                         $  6.3    $  9.3    $  27.6
                                                                  ======    ======    =======

The tax effect of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows for the years ended December 31:

                                                                  1998       1997
                                                                  ----       ----
(In  millions)
     Deferred tax assets:
     Accruals different than payments                       $   17.8    $   14.4
     Net operating loss carryforwards                            7.8         9.3
     Other                                                       2.6         0.6
                                                            --------    --------
         Deferred tax assets before valuation allowance         28.2        24.3
     Valuation allowance                                        (7.4)       (9.2)
                                                            --------    --------
         Total deferred tax assets                              20.8        15.1
                                                            --------    --------

     Deferred tax liabilities:
         Property and inventory                                180.2       180.5
                                                            --------    --------
         Net deferred tax liabilities                       $  159.4    $  165.4
                                                            ========    ========

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE H - INCOME TAXES (CONTINUED)

Avonite, Inc. (see Note L) has net operating loss carryforwards of $22.2 million of which $21.8 million expire in years 2003 through 2011 and $0.4 million expires in 2017 due to recent tax law changes. Since Avonite is not consolidated with the Company for income tax purposes, utilization of these carryforwards is limited to the taxable income of Avonite.

During 1996, the Company settled the IRS examination related to audit years through December 1990 that resulted in an increase in the excess cost over assets acquired of $1.7 million in 1995. Management believes that the reserves established for open years are adequate to cover any additional liabilities.

NOTE I - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Substantially all of the Company's employees are covered by various defined benefit or defined contribution pension plans.

In addition to pension benefits, the Company provides eligible retired employees with certain postretirement benefits consisting primarily of life insurance and either medical coverage or a Defined Dollar Benefit Plan ("DDBP"). The DDBP provides credits to be used by the retirees exclusively for medical expenses. During 1998, the Company amended its DDBP to increase by 50%, the amount of credits provided by the Company. The increase in credits provided will not significantly increase the DDBP's annual service cost. Under the terms of these unfunded benefit plans, the Company reserves the right to modify or discontinue the plans.

The following relates to the Company's defined benefit and other postretirement benefits as of and for the years ended December 31:

                                                         Pension Benefits      Other Benefits
                                                         ----------------      --------------
                                                         1998       1997       1998       1997
                                                         ----       ----       ----       ----
(In millions)
Change in benefit obligation:
      Benefit obligation, beginning of year            $  70.9    $  60.0    $  18.8    $  16.1
      Service cost                                         5.1        4.2        0.4        0.4
      Interest cost                                        4.4        4.5        1.3        1.2
      Actuarial (gain) loss                               (0.5)       7.3        0.6        1.6
      Amendments                                           0.6        0.5        3.1        0.4
      Benefits paid                                       (3.6)      (5.6)      (0.9)      (0.9)
                                                       -------    -------    -------    -------
      Benefit obligation, end of year                     76.9       70.9       23.3       18.8
                                                       -------    -------    -------    -------

Change in plan assets:
      Fair value of plan assets, beginning of year        48.7       40.7       --         --
      Actual return on plan assets                         7.1        7.9       --         --
      Employer contribution                                4.4        5.7        0.9        0.9
      Benefits paid                                       (3.6)      (5.6)      (0.9)      (0.9)
                                                       -------    -------    -------    -------
      Fair value of plan assets, end of year              56.6       48.7       --         --
                                                       -------    -------    -------    -------

Funded status                                            (20.3)     (22.2)     (23.3)     (18.8)
Unrecognized net actuarial loss                            8.2       11.3        1.4        0.8
Unrecognized transition obligation                        --         --          3.2        3.5
Unrecognized prior service cost                            4.3        4.6        3.6        0.5
                                                       -------    -------    -------    -------
Prepaid (accrued) benefit cost                         $  (7.8)   $  (6.3)   $ (15.1)   $ (14.0)
                                                       =======    =======    =======    =======

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE I - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)

                                                          Pension Benefits           Other Benefits
                                                        --------------------      ---------------------
                                                          1998          1997        1998         1997
                                                          ----          ----        ----         ----
Amounts recognized in consolidated balance sheet:
      Prepaid benefit cost included in other assets     $    0.6     $    0.8     $    --      $   --
      Accrued benefit liability included in
         other liabilities                                  (8.4)        (7.1)      (15.1)        (14.0)
                                                        --------     --------     -------      --------
      Prepaid (accrued) benefit cost                    $   (7.8)    $   (6.3)    $ (15.1)     $  (14.0)
                                                        ========     ========     =======      ========

Additional year end information for plans with
 benefit obligations in excess of plan assets:
      Benefit obligation                                $   72.6     $   70.9     $  23.3      $   18.8
      Fair value of plan assets                             52.2         48.7          --          --

Additional year end information for pension plans
  with accumulated benefit obligations in excess
  of plan assets:
      Projected benefit obligation                      $    5.0     $    9.7        n/a          n/a
      Accumulated benefit obligation                         4.4          8.5        n/a          n/a
      Fair value of plan assets                             --            3.9        n/a          n/a

Weighted-average assumptions:
      Discount rate                                         6.75%        7.00%       6.75%         7.00%
      Expected return on plan assets                        9.50%        9.50%       n/a          n/a
      Rate of compensation increase                         4.25%        4.25%       4.25%         4.25%


                                                     Pension Benefits              Other Benefits
                                               ---------------------------     ----------------------
                                                1998      1997       1996      1998    1997      1996
                                                ----      ----       ----      ----    ----      ----
(In millions)
Components of net periodic
  benefit cost:
     Service cost                              $  5.1    $  4.2    $  3.8    $  0.4   $  0.4   $  0.4
     Interest cost                                4.4       4.5       3.8       1.3      1.2      1.2
     Expected return on plan assets              (4.3)     (4.1)     (3.2)     --       --       --
     Amortization of prior service cost           0.5       0.5       0.1       0.1     --       --
     Amortization of transition obligation       --        --        --         0.2      0.2      0.2
     Recognized actuarial (gain) loss             0.1       0.1       0.3      --       --       --
                                               ------    ------    ------    ------   ------   ------
         Total defined benefit cost               5.8       5.2       4.8       2.0      1.8      1.8
     Defined contribution cost                    1.7       0.8       0.9      --       --       --
                                               ------    ------    ------    ------   ------   ------
         Total benefit cost                    $  7.5    $  6.0    $  5.7    $  2.0   $  1.8   $  1.8
                                               ======    ======    ======    ======   ======   ======



Amounts recognized in the 1996 consolidated income statements due to the settlement or curtailment of pension plans that resulted primarily from the discontinuation of plans and sales of discontinued business units were not significant.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE I - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)

                                                   Pension Benefits                   Other Benefits
                                                 --------------------              ----------------------
                                                 1998            1997              1998            1997
                                                 ----            ----              ----            ----
Assumed health care cost trend:
      Initial trend rate                         n/a              n/a              6.20%            6.67%
      Ultimate trend rate                        n/a              n/a              4.00%            4.00%
      Year ultimate trend reached                n/a              n/a              2005             2002


A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                                    One Percentage-        One Percentage-
                                                                    Point Increase         Point Decrease
                                                                    --------------         --------------
(In millions)
     Effect on total service and interest cost components for 1998     $  0.1                 $ (0.1)
     Effect on postretirement benefit obligation                          1.0                   (0.9)


NOTE J - SEGMENT INFORMATION

The Company domestically produces a broad range of chemical products within two reportable operating segments: Chemicals and Polymers. Management evaluates each segment's overall operating performance based on its respective operating incomes, and earnings before taxes and depreciation. The Company has a diverse customer base with no single customer comprising more than 7% of gross revenues during 1998. Intersegment sales are recorded at cost plus applicable profit and are eliminated upon consolidation. The Company allocates corporate income and expense to its operating segments as follows: selling, general and administrative expenses based on each segment's pro rata share of corporate headcount; interest income and expense based on each segment's pro rata share of operating income; and provision for incomes taxes based on each segment's pro rata share of income before income taxes.

The Chemicals reportable operating segment consists of the aggregation of the Company's Phenol and Plasticizer and related products. Chemicals are used as key ingredients for a wide variety of applications, including automotive parts, consumer goods, construction materials, vinyl plastics, food wrap, flooring and medical applications. The major chemical products include phenol, acetone, bisphenol-A, aniline, phthalic anhydride, 2-ethylhexanol and plasticizer. Chemical products are manufactured at the Company's facilities located in Haverhill, Ohio; Pasadena, Texas; and Neville Island, Pennsylvania and shipped primarily by railcar or truck.

The Polymers reportable operating segment consists of the aggregation of the Company's polypropylene and acrylic sheet products. Polymers are major thermoplastic materials that are used in a wide variety of applications, including synthetic fibers for carpets, upholstery fabrics, disposable diapers, automotive applications, including battery cases and interior trim, packaging films for food and non-food applications, injection molded caps and closures; syringes and vials for medical use, countertops, outdoor signs, wall cladding and many other consumer products. Polymer products are manufactured at the Company's facilities located in Neal, West Virginia, LaPorte, Texas, Florence, Kentucky and Belen, New Mexico.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE J - SEGMENT INFORMATION (CONTINUED)

Financial information about the Company's industry segments is summarized as follows for the years ended December 31:

                                            1998          1997          1996
                                            ----          ----          ----
(In millions)
     Sales:
         Chemicals                      $    487.7    $    511.7    $    520.9
         Polymers                            349.0         387.1         385.7
         Intersegment sales                   (5.9)         (1.4)         --
                                        ----------    ----------    ----------
                                        $    830.8    $    897.4    $    906.6
                                        ==========    ==========    ==========
     Depreciation and amortization:
         Chemicals                      $     34.1    $     32.8    $     32.0
         Polymers                             18.6          16.5          15.7
                                        ----------    ----------    ----------
                                        $     52.7    $     49.3    $     47.7
                                        ==========    ==========    ==========
     Operating income:
         Chemicals                      $     41.6    $     26.8    $     62.6
         Polymers                              8.1          24.9          45.0
                                        ----------    ----------    ----------
                                        $     49.7    $     51.7    $    107.6
                                        ==========    ==========    ==========
     Interest expense, net:
         Chemicals                      $     12.4    $     11.6    $     23.3
         Polymers                             12.0          11.5          13.9
                                        ----------    ----------    ----------
                                        $     24.4    $     23.1    $     37.2
                                        ==========    ==========    ==========
     Provision for income taxes:
         Chemicals                      $      7.8    $      2.5    $     16.5
         Polymers                             (1.5)          6.8          11.1
                                        ----------    ----------    ----------
                                        $      6.3    $      9.3    $     27.6
                                        ==========    ==========    ==========
     Segment assets:
         Chemicals                      $    658.4    $    667.1    $    628.8
         Polymers                            523.7         430.4         385.0
                                        ----------    ----------    ----------
                                        $  1,182.1    $  1,097.5    $  1,013.8
                                        ==========    ==========    ==========
     Segment capital expenditures:
         Chemicals                      $    100.2    $     35.4    $     17.0
         Polymers                            131.6          66.5          24.5
                                        ----------    ----------    ----------
                                        $    231.8    $    101.9    $     41.5
                                        ==========    ==========    ==========


The company's sales by geographic area are summarized as follows:

                                            1998          1997          1996
                                            ----          ----          ----
United States                           $    721.6    $    760.7    $    772.2
Canada                                        52.6          54.1          50.4
Other foreign countries                       56.6          82.6          84.0
                                        ----------    ----------    ----------
                                        $    830.8    $    897.4    $    906.6
                                        ==========    ==========    ==========

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

Aristech is obligated to indemnify USX against certain claims or liabilities which USX may incur relating to USX's prior ownership and operation of the business and facilities transferred to Aristech in 1986, including liabilities under laws relating to the protection of the environment and the workplace. Such known liabilities have been provided for in the consolidated financial statements.

As of December 31, 1998 and 1997, the Company had outstanding irrevocable standby letters of credit and surety bonds in the amount of $4.7 million and $5.6 million, respectively, primarily in connection with environmental matters.

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

NOTE L - CONSOLIDATED SUBSIDIARIES

ARISTECH ACRYLICS LLC

On October 1, 1997, Aristech formed a joint venture with Mitsubishi Rayon Co., Ltd. ("MRC") to manufacture and sell acrylic sheet and decorative surface products. Aristech's former acrylic sheet product line was reorganized as Aristech Acrylics LLC ("AALLC"), a Kentucky limited liability company in which Aristech holds a 90% ownership interest. Dianal America, Inc. ("DAI"), a wholly owned U.S. subsidiary of MRC, holds the remaining 10% ownership interest in AALLC. DAI contributed $10.0 million for its 10% ownership interest that exceeded the proportionate share of the book value purchased by $7.5 million that has been recorded as additional paid-in capital.

AVONITE, INC.

On December 15, 1987, the Company acquired for $5.0 million a 50% ownership interest in Avonite, Inc. ("Avonite") of Belen, New Mexico, a producer and marketer of premium unsaturated polyester sheet. The investment was accounted for under the equity method.

On July 1, 1996, the Company acquired an additional 10% of the outstanding common stock of Avonite in exchange for the assignment to the Avonite minority owners of a $1.0 million note owed by Avonite to the Company. As a result, Avonite became a consolidated subsidiary of the Company. Excess cost over assets acquired of $3.5 million was recorded and the Company absorbed the minority deficit of $14.1 million in its entirety.

In 1998, an agreement was executed whereby Avonite exchanged Notes Payable to Aristech totaling $9.0 million and the Note Payable to Avonite Stockholder of $12.4 million (see Note G) for common stockholders' equity of Avonite. Aristech's overall ownership interest in Avonite was not changed as a result of this transaction. However, the exchange did result in positive stockholders' equity at Avonite and Aristech reassigned, through retained earnings, the previously assumed $14.1 million minority deficit in Avonite to minority interest.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements



NOTE M - SUBSEQUENT EVENTS

On March 10, 1999, the Company's Board of Directors declared a cash dividend of $242 per common share payable on March 31, 2000, to stockholders of record as of March 10, 1999. The total amount of the dividend was $3.6 million.

On February 26, 1999, the Company arranged for a $25.0 million unsecured discretionary line of credit sponsored by a commercial bank. The line bears interest at a variable rate. The entire amount of the line was subsequently drawn with the proceeds used to reduce other debt obligations.

On February 26, 1999, AALLC arranged for a short-term unsecured revolving line of credit from a commercial bank with a maximum borrowing amount of $5.0 million. The line was subsequently fully drawn, bears interest at a variable rate and expires on February 29, 2000.

On March 1, 1999, the Company reduced the maximum limit on the accounts receivable financing facility from $100.0 million to $90.0 million (see Note B). On March 31, 1999, the agreement was renewed for an additional 364 days to March 30, 2000.

During the first quarter of 1999, the management of Aristech implemented measures to reduce certain of its future operating and selling, general and administrative expenses. As one of those measures, an incentive was offered to employees covered under the Aristech Salaried Pension Plan to voluntarily elect early retirement in exchange for certain increased pension benefits. The additional costs to be incurred by the Company during 1999 that are in excess of the funded pension benefits for the voluntary retirees are not anticipated to have a material adverse effect on the Company's financial position, results of operations or its cash flows. In addition to the voluntary retirement program, the Company intends to embark upon an involuntary termination program during the second quarter of 1999, the extent of which will be based, in part, upon the results of the voluntary retirement program. The Company anticipates the benefits of any of its cost reduction measures to primarily affect years subsequent to 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Aristech's by-laws provide that the Board of Directors ("Board") will consist of 13 members, which number may be increased or decreased by an amendment to the by-laws, but in any event the number of directors may not be less than three. There are currently nine members of Aristech's Board. The members of the Board will serve until the year 2000 annual Board of Directors meeting or until their successors are elected and qualified. Aristech's Board of Directors has established an Executive Committee to act between meetings of the Board on all matters that may be legally delegated to a committee of the Board. Aristech's Board members, with the exception of the outside Board member who receives a nominal fee, do not currently receive any fees or remuneration of their service as a Board member or a member of any Board committee. Information with respect to those persons who serve as directors is set forth below:

                            NAME, AGE AND OCCUPATION


Masatake Bando (56)                 Masatake Bando became Chairman and Chief
    Chairman and Chief Executive    Executive Officer March 18, 1998 and has
    Officer; Member of Executive    been a Director since August 1996. Mr. Bando
    Committee                       was Chairman Elect from January 1, 1998 to
                                    March 17, 1998; Vice Chairman from September
                                    1997 to December 1997; Senior Vice President and Chief Operating Officer-Chemicals of
                                    MIC, from June 1996 to August 1997; General
                                    Manager of Aromatics Petrochemicals
                                    Department of MC from May 1994 to June 1996;
                                    General Manager of Corporate Planning,
                                    Eastern Petrochemical Co. from May 1992 to
                                    April 1994.


H. Patrick Jack (47)                H. Patrick Jack became President and Chief
    President and Chief             Operating Officer on September 28, 1998. Mr.
    Operating Officer; Member       Jack was Senior Vice President-Chemicals of
    of Executive Committee          Fina Oil & Chemical Company ("Fina") from
                                    April 1995 to September 1998; and Vice
                                    President-Chemicals of Fina from September
                                    1988 to April 1995.


Hajime Koga (56)                    Hajime Koga became a Director in April 1990.
    Director; Member of Executive   Mr. Koga has been a Director and General
    Committee                       Manager of Basic Chemicals Division B of MC
                                    since June 1997. Mr. Koga was General
                                    Manager of Basic Chemicals Division B of MC since April 1997; General Manager of
                                    Aristech Department and General Manager of
                                    Basic Chemicals Division B of MC from June
                                    1996 to March 1997; General Manager of
                                    Aristech Department and Senior Assistant to
                                    Managing Director-Chemicals of MC from June
                                    1995 to June 1996; General Manager of
                                    Aristech Department of MC from April 1995 to
                                    May 1995; Senior Staff of Managing
                                    Director-Chemicals of MC from August 1994 to
                                    March 1995; Senior Vice President, Chief
                                    Operating Officer-Chemicals of MIC from
                                    April 1993 to June 1994.

Yasuo Sone (59)                     Yasuo Sone became a Director in August 1996.
  Director                          Mr. Sone has been Managing
                                    Director-Chemicals of MC since April 1996.
                                    Mr. Sone was Director and Senior Assistant to Managing Director-Chemicals of MC from March 1995 to March 1996; Director of MC and
                                    Executive Vice President of MIC from June
                                    1994 to February 1995; Executive Vice
                                    President of MIC from April 1993 to June
                                    1994.


Muneo Suzuki (60)                   Muneo Suzuki became a Director in July 1996.
  Director                          Mr. Suzuki has been Managing Director and
                                    President of Industrial Chemicals Company of
                                    MCC since June 1996. Mr Suzuki was Managing
                                    Director and President of Fiber
                                    Intermediates Company of MCC from June 1995 to June 1996; Director and President of
                                    Fiber Intermediates Company of MCC from
                                    October 1994 to June 1995; Board Director,
                                    General Manager of Synthetic Chemicals
                                    Division and Polyester Division of
                                    Mitsubishi Kasei Corporation ("MKC") (a
                                    predecessor of MCC) from January 1994 to September 1994.

Tatsuo Suzuki (58)                  Tatsuo Suzuki became a Director in July
  Director                          1997. Mr. Suzuki has been President of MRC
                                    Holdings America, Inc. since December 1998 and a Board Member and General Manager
                                    Affiliated Companies Administration and
                                    Planning of Mitsubishi Rayon Co., Ltd.
                                    ("MRC") since June 1997. Mr. Suzuki was
                                    General Manager Affiliated Companies
                                    Administration and Planning of MRC from June
                                    1996 to June 1997; Director Affiliated
                                    Companies Administration and Planning from
                                    June 1995 to June 1996; General Manager
                                    Metablen and Film Division from April 1993 to June 1995.


Takayori Tsuboi (61)                Takayori Tsuboi became a Director in July
  Director                          1996. Mr. Tsuboi has been President of
                                    Mitsubishi Chemical America Inc. since June
                                    1996 and Managing Director of MCC since June
                                    1995. Mr. Tsuboi was Managing Director,
                                    Petrochemical Planning Department and
                                    Overseas Department of MCC from October 1994 to June 1995; Director, Corporate Planning
                                    Department and Management Planning
                                    Department of Mitsubishi Petrochemical Co.,
                                    Ltd. ("MPC") (a predecessor of MCC) from
                                    June 1993 to September 1994.

Takuji Nakamura (54)                Takuji Nakamura became a Director in March
    Director; Member of Executive   1998. Mr. Nakamura has been Senior Vice
    Committee                       President and Chief Operating
                                    Officer-Chemicals of MIC since September
                                    1997. Mr. Nakamura was General Manager, Fine
                                    Chemicals Department of MC from July 1996 to
                                    August 1997; General Manager,
                                    Pharmaceuticals and Agrochemical Department of MC from April 1996 to June 1996; General
                                    Manager, Fine Chemicals Business Development
                                    Department of MC, March of 1996; General
                                    Manager, Fine Chemicals Business Development
                                    Department and Bio-Chemicals Department of
                                    MC from October 1994 to February 1996;
                                    General Manager, Fine Chemicals Business
                                    Development Department of MC from April 1992 to September 1994.


Patrick E. Baggett (58)             Patrick E. Baggett became a Director in
    Director                        October 1998. Mr. Baggett was the President
                                    and Chairman for Chemical Market Associates,
                                    Inc. from January 1994 to December 1998.

EXECUTIVE OFFICERS

Set forth below is certain information relating to the ages and business experience of the non-director officers of the Company.

                            NAME, AGE AND OCCUPATION



Mark K. McNally (52)                Mark K. McNally became Senior Vice
    Senior Vice President,          President, General Counsel and Corporate
    General Counsel and             Secretary in April 1995. Mr. McNally was
    Corporate Secretary             Vice President-Environmental Affairs,
                                    Occupational Health and Safety from 1992 to
                                    1995.

Michael J. Prendergast (50)         Michael J. Prendergast became Senior Vice
    Senior Vice President and       President and Chief Financial Officer in
    Chief Financial Officer         October 1998. Mr. Prendergast was Acting
                                    Chief Financial Officer from October 1997 to
                                    October 1998; Vice President and Controller from April 1997 to October 1997; Corporate
                                    Comptroller from January 1994 to April 1997.

James, J. Driscoll Jr. (60) *       James J. Driscoll Jr. became Senior Vice
    Senior Vice President-          President- Polymers in June 1994. Mr.
    Polymers                        Driscoll was Senior Vice
                                    President-Thermoplastic Polymers from March
                                    1993 to June 1994.

Charles P. Costanza (57)            Charles P. Costanza became Senior Vice
    Senior Vice President-          President-Manufacturing in September 1996.
    Manufacturing                   Mr Costanza was Vice President-Chemicals
                                    from June 1994 to August 1996; Vice
                                    President-Intermediate Chemicals from March
                                    1993 to June 1994.

William D. Walston (63) *           William D. Walston became Treasurer in
    Treasurer                       January 1994. Mr. Walston was Corporate
                                    Comptroller from 1986 to January 1994.


Richard A. Becker (56) *            Richard A. Becker became Corporate
    Corporate Comptroller           Comptroller in November 1997. Mr. Becker was
                                    Director-General and Consolidation
                                    Accounting from September 1995 to November
                                    1997 and Controller-Intermediate Chemicals from October 1993 to September 1995.

Dennis R. Henderson (49)            Dennis R. Henderson became Vice President-
    Vice President-Chemicals        Chemicals in December 1997. Mr. Henderson
                                    was Division Vice President-Chemicals from
                                    May 1997 to December 1997; Division Vice
                                    President- Intermediate Chemicals from April
                                    1996 to May 1997; General
                                    Manager-Intermediate Chemicals from June
                                    1994 to April 1996 and General
                                    Manager-Plasticizer and Distribution from
                                    June 1990 to June 1994.


*  Retiring as of April 1, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to and earned by the Company's chief executive officer and each of the Company's four most highly compensated executive officers other than the chief executive officer for services rendered to the Company for the years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-term
                                       Annual Compensation                            Compensation
                               ------------------------------------------    ---------------------
                                                             Other Annual              All Other
                                                                Compen-                  Compen-
        Name and                         Salary      Bonus     sation (5)     LTIP     sation (1)
   Principal Position          Year       ($)         ($)         ($)          ($)         ($)
------------------------       ----     -------     -------   -----------   -------   -----------
Jiro Kamimura (2)(4)           1998      98,182          --      28,049          --         900
    Chairman and Chief         1997     368,333          --      80,833          --       8,724
    Executive Officer          1996     310,000          --      81,085          --       8,407

Masatake Bando (3)(4)          1998     326,061          --      75,962          --          --
    Chairman and Chief         1997      83,335          --      25,531          --       9,010
    Executive Officer

Charles W. Hamilton (6)        1998     297,500          --      14,071     200,328       3,000
    President and Chief        1997     290,000     341,253       7,485     200,328       8,416
    Operating Officer          1996     277,500     271,649       9,035          --       9,568

James J. Driscoll              1998     240,500          --      13,986     132,741       3,500
    Senior Vice President-     1997     233,000     245,723       5,735     132,741      10,837
    Polymers                   1996     222,167     214,895       5,580          --      10,323

Mark K. McNally                1998     196,000          --      13,846     105,461       4,006
    Senior Vice President,     1997     190,000     197,990       6,770     105,461       9,458
    General Counsel and        1996     181,667     165,868       4,945          --       7,651
    Corporate Secretary

Charles P. Costanza            1998     192,500          --       9,928      99,816       4,000
    Senior Vice President-     1997     185,000     185,612       2,940      99,816       5,517
    Manufacturing              1996     168,333     161,560       2,790          --       7,557


(1) Includes matching contributions under Aristech's 401(k) savings and deferred compensation plans.
(2) Mr. Kamimura did not participate in Aristech's bonus plans, or in any of Aristech's executive benefit plans.
(3) Mr. Bando succeeded Mr. Kamimura as Chairman and Chief Executive Officer effective March 18, 1998. Mr. Bando is a participant in the LTIP, however, he does not participate in any other executive benefit plans.
(4) Messrs. Kamimura and Bando are under agreement with MC to remit quarterly to MC, the amount necessary to reconcile their total compensation to the MC executive pay scale.
(5) For 1998, amounts include allowances under Aristech's welfare cafeteria plan, imputed income related to Company provided life insurance and long-term disability coverage, and other taxable fringe benefits. For Messrs. Kamimura's and Bando's other annual compensation also includes reimbursement for housing and automobile costs. For 1997 and 1996, the allowances under the welfare cafeteria plan, imputed income related to Company provided life insurance and long-term disability coverage were included as all other long-term compensation.
(6) H. Patrick Jack succeeded Mr. Hamilton as President and Chief Operating Officer effective September 28, 1998. Mr. Hamilton retired effective December 31, 1998.

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

A participant can defer up to 50% of his base salary and 90% of his or her incentive bonus payments on an annual basis. In addition, a participant will receive credit to his account from Aristech under the Deferral Plan of matching contributions in an amount equal to the matching contributions Aristech would have made on his or her behalf to Aristech's Savings Plan without regard to Internal Revenue Code maximums had the participant's Deferral Plan contributions been contributed to the Savings Plan. Deemed interest is credited on all deferred amounts and matching credits at an annual effective rate equal to 120% of the 60-month rolling average rate of 10-year U.S. Treasury Notes or such other rate as Aristech determines. A participant is always entitled to receive 100% of the compensation he or she defers through the Deferral Plan if he or she leaves Aristech for any reason. The participant becomes entitled to Aristech credits accumulated in his or her account on the first day of the calendar year following the year in which the matching credit was earned. Regardless of years of service, a participant is entitled to the full value of his or her matching credits if he or she retires, becomes disabled or dies or upon a change in control (as defined in the Deferral Plan) or termination of the Deferral Plan.

Aristech has established a grantor trust with Wachovia Bank of North Carolina,
N. A., to accumulate assets in the form of corporate-owned life insurance for the payments of the benefits established under the Deferral Plan. The assets of the trust are subject to the claims of Aristech's creditors in bankruptcy.

LONG TERM INCENTIVE PLAN

Aristech's Long Term Incentive Plan ("LTIP") provides designated members of Aristech's management team with an opportunity to earn cash bonuses based on the long-term performance of Aristech. In general, performance cycles under the LTIP will be four years in length. A new four-year cycle will begin every two years so two cycles are active at any given time. There was an initial two year transition cycle for 1995-1996 as well as a four-year cycle for 1995-1998. A target award, expressed as a percentage of base salary, will be established for each participating executive at the beginning of each performance cycle.

The performance measures used under the LTIP are relative return on gross assets (involving a comparison of Aristech's return on gross assets with the median return on gross assets of a group of comparable chemical manufacturing companies) and growth in gross assets. For purposes of determining the actual awards, relative return on gross assets is weighted 75% and growth in gross assets is weighted 25%. The total target award that is earned by a participant depends upon the levels of relative return on gross assets and growth in gross assets attained by Aristech for the performance period. The Board of Directors is permitted to make discretionary adjustments in payments to be made to participants upon completion of a performance cycle, but such adjustments, whether positive or negative, may not exceed 10% of the total target award pool.

Awards earned under the LTIP will be paid 50% as soon as practicable after the close of the performance cycle and 50% during January of the following year. Participants are permitted to defer a portion of each of the awards under the terms of the Deferral Plan.

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

In addition to the provisions of the LTIP concerning awards to key executives of Aristech, the LTIP authorizes the establishment of a supplemental award pool for distribution to top line and staff executives who are not eligible for individual target awards as described above. The selection of recipients and amounts of individual awards under this supplemental pool shall be determined by the Corporate Management Committee at the conclusion of a performance period based on each participating individual's contribution to Aristech's performance. The Board of Directors has the authority to establish the amount of this supplemental award pool, and accordingly, established a supplemental award pool of $1,000,000 for the current cycles.

EXECUTIVE LIFE INSURANCE PLAN

Aristech's Executive Life Insurance Plan (the "Life Insurance Plan") was established to provide members of the Corporate Management Committee or other designated key employees of Aristech with supplemental life insurance benefits. Under the Life Insurance Plan, Aristech obtains life insurance policies on the lives of participating employees. Such policies provide each participant with a basic survivor benefit equal to three times the participant's annual base salary, less $50,000, provided that after the participant's retirement, but before the 15th anniversary date of the insurance policy, the participant's basic survivor benefit will equal one times the participant's annual base salary in effect prior to retirement. After the participant's retirement and after the policy's 15th anniversary date, Aristech will withdraw from the policy's cash value an amount equal to Aristech's share of cumulative premiums, and ownership of the policy will then be transferred to the participant.

While employed by Aristech, a participant may elect to purchase optional coverage in addition to the basic survivor benefit. During the participant's active employment optional coverage may be in an amount equal to either one times or two times the participant's annual base salary. After retirement, the participant may elect to reimburse Aristech for its cumulative premiums and take ownership of the policy. Aristech will pay all the necessary premiums for the basic survivor benefit for all participants. Each participant must contribute to Aristech the premium amount attributable to optional coverage.

LONG-TERM DISABILITY

Aristech's Executive Long Term Disability Plan was established to provide members of the Corporate Management Committee or other designated key employees of Aristech with disability insurance benefits covering the continuation of income in the event the eligible employee is unable to work due to accident or sickness. The disability benefit is based on 60% of the covered employee's eligible compensation that includes base annual salary and any annual variable bonus up to a maximum benefit of $15,000 per month.

PENSION BENEFITS

Aristech maintains the Aristech Salaried Pension Plan (the "Salaried Pension Plan") for eligible salaried and hourly employees not otherwise covered by hourly or pre-existing special purpose pension plans. The Salaried Pension Plan is a non-contributory defined benefit plan for salaried and hourly employees who were participants in the USX Employee Pension Plan on December 4, 1986, and new salaried employees on the first of January following date of hire. Benefits under the Salaried Pension Plan are payable in the form of a monthly annuity or lump sum.

Aristech adopted the 1996 Supplemental Pension Plan (the "Supplemental Pension Plan") effective February 22, 1996 to provide certain supplemental pension benefits on a nonqualified basis to key employees designated as eligible by the Board of Directors. A grantor trust established with Wachovia Bank of North Carolina, N.A. allows for the accumulation of assets in the form of corporate owned life insurance to pay benefits under the Supplemental Pension Plan. The assets of this trust are subject to the claims of Aristech's creditors in bankruptcy. Benefits under the Supplemental Pension Plan are payable in the form of a monthly annuity or lump sum.

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

                                YEARS OF SERVICE

        Covered
      Compensation     15 Years      20 Years      25 Years      30 Years      35 Years      40 Years
      ------------     --------      --------      --------      --------      --------      --------
         $ 125,000     $ 56,250      $ 62,500      $ 68,750      $ 75,000      $ 81,250      $ 87,500
           150,000       67,500        75,000        82,500        90,000        97,500       105,000
           175,000       78,750        87,500        96,250       105,000       113,750       122,500
           200,000       90,000       100,000       110,000       120,000       130,000       140,000
           225,000      101,250       112,500       123,750       135,000       146,250       157,500
           250,000      112,500       125,000       137,500       150,000       162,500       175,000
           300,000      135,000       150,000       165,000       180,000       195,000       210,000
           350,000      157,500       175,000       192,500       210,000       227,500       245,000
           400,000      180,000       200,000       220,000       240,000       260,000       280,000
           450,000      202,500       225,000       247,500       270,000       292,500       315,000


Covered compensation for purposes of the Salaried Pension Plan includes salary and some other forms of compensation from Aristech, but excludes incentive bonuses and other recognition-type payments. Benefits under the Salaried Pension Plan are offset by benefits payable under the USX Employee Pension Plan, but are not offset by Social Security benefits. Covered compensation under the Supplemental Pension Plan includes base salary and incentive compensation. Benefits under the Supplemental Pension Plan are offset by benefits payable under the Salaried Pension Plan, the USX Employee Pension Plan and 50% of the participant's Social Security old age insurance benefits. Messrs. Hamilton, Driscoll, McNally, Costanza and Prendergast had 37, 27, 19, 30 and 22 years of service, respectively, and $436,401, $340,066, $264,987, $251,291 and $172,652
in covered compensation, respectively, for purposes of the Supplemental Pension Plan. H. Patrick Jack, who joined Aristech as President and Chief Operating Officer in September of 1998, also participates in the plan and accordingly, his covered compensation was $112,123 for 1998.

Mr. Bando, who joined Aristech on September 1, 1997 and became Chairman and Chief Executive Officer on March 18, 1998, participates in the Salaried Pension Plan but not the Supplemental Pension Plan. The following table shows the total annual non-contributory pension benefits for retirement at age 65 (or earlier under certain circumstances) under the Salaried Pension Plan, before any deduction for Social Security and certain other government-administered benefits, where applicable, and reductions for benefits payable under the USX Employee Pension Plan or certain other pre-existing pension plans or benefit plans, for various levels of covered compensation which would be payable to employees retiring with representative years of service.

                                YEARS OF SERVICE

        Covered
      Compensation    5 Years      10 Years     15 Years    20 Years     25 Years     30 Years      30 Years
      ------------    -------      --------     --------    --------     --------     --------      --------
         $ 125,000      $9,375      $18,750      $28,125      $37,500      $46,875     $ 56,250      $65,625
           150,000      11,250       22,500       33,750       45,000       56,250       67,500       78,750
           160,000      12,000       24,000       36,000       48,000       60,000       72,000       84,000


Directors who have not been employees of Aristech will not receive any benefits under the Salaried Pension Plan or the Supplemental Pension Plan.

CHANGE IN CONTROL AGREEMENTS

Aristech has entered into change in control agreements with Messrs. Hamilton, Driscoll, McNally, Costanza and Prendergast. Each such agreement has an initial term of three years, subject to automatic annual renewals, but the agreements will become operative only if and when a change in control (as defined in the agreements) occurs during the term of the agreement or if the executive's employment is terminated in connection with or in anticipation of a change in control. From the date of any change in control until the third anniversary of such date the executive shall be entitled to remain employed by Aristech and receive compensation at least as favorable as that in effect prior to the change in control.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of shares of the Company's common stock as of December 31, 1998 by each person known to Aristech to be a beneficial owner of the Company's outstanding common stock.

                                                         Number of          Percent
           Name of Stockholder                            Shares            of Class
           -------------------                            ------            --------
Mitsubishi Corporation
    6-3, Marunouchi 2-Chome
    Chiyoda-Ku, Tokyo 100-8086  Japan                     11,589 (1)         77.74%

Mitsubishi Chemical Corporation (2)
    Mitsubishi Building
    5-2, Marunouchi 2-Chome                                2,200             14.76%
    Chiyoda-ku, Tokyo 100-0005  Japan

Mitsubishi International Corporation
    520 Madison Avenue
    New York, NY  10022                                      678              4.55%

Mitsubishi Rayon Co., Ltd. (2)
    6-41, Konan 1-Chome
    Minato-ku, Tokyo 108-8506  Japan                         441              2.96%
                                                          ------            ------
                         Total                            14,908            100.00%
                                                          ======            ======


(1) Excludes 678 shares held by MIC, a New York corporation and a wholly owned subsidiary of MC. Including the shares owned by MIC, MC beneficially owns 82.3% of the Company's outstanding common stock.
(2)  MC does not have a controlling interest in either MCC or MRC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 - Financial Statements for the Company's related party information and transactions.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       FINANCIAL STATEMENTS

Financial statements filed as part of this report are listed on the index to the consolidated financial statements included in Item 8 - Financial Statements.


B.       FINANCIAL STATEMENT SCHEDULES

Consolidated Valuation and Qualifying Accounts (Schedule II)

All other schedules are omitted as they are not applicable or required information is contained in the financial statements and notes thereto.


          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                          ARISTECH CHEMICAL CORPORATION
                                  (IN MILLIONS)


                                                        Additions
                                                -------------------------
                                 Balance at     Charged to     Charged to                    Balance
                                 beginning      costs and        other                      at end of
         Description             of period       expense        accounts     Deductions       period
         -----------             ---------       -------        --------     ----------       ------
Year ended 12/31/98
    Reserve for bad debts           $ 0.6          $  --          $  --        $ (0.4)        $ 0.2

Year ended 12/31/97
    Reserve for bad debts           $ 0.6          $ 0.2          $  --        $ (0.2)        $ 0.6

Year ended 12/31/96
    Reserve for bad debts           $ 0.6          $ 0.4          $  --        $ (0.4)        $ 0.6


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

10.04 Agreement regarding Guarantees dated January 4, 1995 among Aristech Chemical Corporation and Mitsubishi Corporation, as amended through March 3, 1997 (See Exhibit 10.04 of the Company's Form S-4 filed December 16, 1996)

10.05 Asset Purchase Agreement dated as of April 28, 1995 between Ashland Inc. and Aristech Chemical Corporation (See Exhibit 10.05 of the Company's Form S-4 filed December 16, 1996)

10.06 Form of Change in Control Agreement between Aristech Chemical Corporation and each of Charles W. Hamilton, James J. Driscoll, Mark K. McNally, Michael J. Prendergast and Charles P. Costanza (See Exhibit
         10.06 of the Company's Form S-4 filed December 16, 1996)

10.07    Aristech Chemical Corporation Deferred Compensation Plan (See Exhibit
         10.07 of the Company's Form S-4 filed December 16, 1996)

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

                                             ARISTECH CHEMICAL CORPORATION

     Date:           3/31/99                 By    MICHAEL J. PRENDERGAST
          ---------------------------           -------------------------------
                                                   Michael J. Prendergast
                                                   Senior Vice President and
                                                   Chief Financial Officer

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

         SIGNATURE                                 TITLE                                          DATE
         ---------                                 -----                                          ----

     /s/ MASATAKE BANDO                     Chairman of the Board,                               3/31/99
--------------------------------------      Chief Executive Officer and Director
         Masatake Bando                     (Principal Executive Officer)


     /s/ H. PATRICK JACK                    President, Chief Operating Officer and               3/31/99
--------------------------------------      Director
         H. Patrick Jack

     /s/ MICHAEL J. PRENDERGAST             Senior Vice President and                            3/31/99
--------------------------------------      Chief Financial Officer
         Michael J. Prendergast             (Principal Financial Officer)


     /s/ RICHARD A. BECKER                  Corporate Comptroller                                3/31/99
--------------------------------------      (Principal Accounting Officer)
         Richard A. Becker

     /s/ HAJIME KOGA                        Director                                             3/31/99
--------------------------------------
         Hajime Koga

     /s/ YASUO SONE                         Director                                             3/31/99
--------------------------------------
         Yasuo Sone

     /s/ MUNEO SUZUKI                       Director                                             3/31/99
--------------------------------------
         Muneo Suzuki

     /s/ TATSUO SUZUKI                      Director                                             3/31/99
--------------------------------------
         Tatsuo Suzuki

     /s/ TAKAYORI TSUBOI                    Director                                             3/31/99
--------------------------------------
         Takayori Tsuboi

     /s/ TAKUJI NAKAMURA                    Director                                             3/31/99
--------------------------------------
         Takuji Nakamura

     /s/ PATRICK E. BAGGETT                 Director                                             3/31/99
--------------------------------------
         Patrick E. Baggett

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