Form 10-Q
period 1999-03-31
ARISTECH CHEMICAL CORP
filed 1999-05-13
CIK 804104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

Common Stock outstanding at March 31, 1999:  14,908 shares

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                      Consolidated Statements of Income                                           3

                      Consolidated Balance Sheets                                                 4

                      Consolidated Statements of Cash Flows                                       5

                      Selected Notes to the Consolidated Financial Statements                     6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         9

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     11


PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                                              12

      Item 2.     Changes in Securities and Use of Proceeds                                      12

      Item 3.     Defaults Upon Senior Securities                                                12

      Item 4.     Submission of Matters to a Vote of Security Holders                            12

      Item 5.     Other Information                                                              12

      Item 6.     Exhibits and Reports on Form 8-K                                               13

                          ARISTECH CHEMICAL CORPORATION
                  Consolidated Statements of Income (Unaudited)
                              (Dollars in Millions)



                                                           Three Months Ended
                                                                 March 31,
                                                          1999             1998
                                                          ----             ----

Sales                                                    $  183.9       $  224.2

Operating Costs:
     Cost of sales                                          158.9          174.3
     Selling, general and administrative expenses            16.5           14.4
     Depreciation and amortization                           13.7           13.0
                                                         --------       --------

         Total Operating Costs                              189.1          201.7
                                                         --------       --------

Operating Income (Loss)                                      (5.2)          22.5

Net Gain (Loss) on Disposal of Assets                         0.1           (1.4)
Other Expense, Net                                           (0.2)            --
Interest Income                                               0.5            0.3
Interest Expense                                             (6.3)          (6.7)
                                                         --------       --------

Income (Loss) Before Income Taxes                           (11.1)          14.7

Provision for Income Taxes                                   (4.2)           6.0
                                                         --------       --------

Income (Loss) Before Minority Interest                       (6.9)           8.7

Minority Interest                                             0.6            0.7
                                                         --------       --------

Net Income (Loss)                                        $   (7.5)      $    8.0
                                                         ========       ========



   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                           Consolidated Balance Sheets
                              (Dollars in Millions)


                                                                      March 31,        December 31,
                                                                        1999              1998
                                                                      ---------        ------------
                                                                     (Unaudited)

ASSETS
Current Assets:
     Cash and equivalents                                             $      4.2       $      1.1
     Receivables (less allowance for doubtful accounts of $.2
         at March 31, 1999 and December 31, 1998)                           19.8              4.4
     Subordinated note receivable-related party                             19.8             17.9
     Inventories                                                           108.5            124.3
     Other current assets                                                    0.8              1.1
     Deferred income taxes                                                   8.8               --
                                                                      ----------       ----------
         Total Current Assets                                              161.9            148.8

Property, plant and equipment, net                                         897.5            845.5
Long-term receivables                                                        7.9              8.0
Excess cost over assets acquired                                           160.9            162.2
Deferred income taxes                                                        1.4              1.4
Other assets                                                                15.7             16.2
                                                                      ----------       ----------
         Total Assets                                                 $  1,245.3       $  1,182.1
                                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                 $     55.7       $     54.6
     Accounts payable-related parties                                        1.7              3.9
     Payroll and benefits payable                                           12.4              9.3
     Accrued taxes                                                           5.6              7.3
     Deferred income taxes                                                   0.5              0.5
     Short-term borrowings                                                  76.5             45.9
     Long-term debt due within one year                                      0.7              0.7
     Other current liabilities                                              22.4             21.0
                                                                      ----------       ----------
         Total Current Liabilities                                         175.5            143.2

Long-term debt-related parties                                             171.0            135.0
Long-term debt-other                                                       315.8            316.0
Deferred income taxes                                                      166.4            160.3
Other liabilities                                                           38.2             38.7
                                                                      ----------       ----------
         Total Liabilities                                                 866.9            793.2
                                                                      ----------       ----------

Minority Interest                                                            8.0              7.4
                                                                      ----------       ----------

Common stock ($.01 par value, 20,000 shares authorized, 14,908
     shares issued at March 31, 1999 and December 31, 1998)                   --               --
Additional paid-in capital                                                 382.5            382.5
Retained deficit                                                           (12.1)            (1.0)
                                                                      ----------       ----------
         Total Stockholders' Equity                                        370.4            381.5
                                                                      ----------       ----------

         Total Liabilities and Stockholders' Equity                   $  1,245.3       $  1,182.1
                                                                      ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)
                              (Dollars in Millions)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                              1999            1998
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                       $ (7.5)           $ 8.0
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation                                                          12.4             11.7
         Amortization of excess cost over assets acquired                       1.3              1.3
         Deferred income taxes                                                 (2.7)               -
         Discount on sale of receivables                                        1.4                -
         (Gain) loss on disposal of assets                                     (0.1)             1.4
         (Increase) decrease in receivables                                     1.9             (9.4)
         (Increase) decrease in inventories                                    15.8             (4.5)
         Decrease in accounts payable and other
            current liabilities                                                (3.3)            (6.0)
         Minority interest in consolidated subsidiaries                         0.6              0.7
         Other                                                                  2.0              3.6
                                                                             ------           ------
Net Cash Provided by Operating Activities                                      21.8              6.8

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (64.6)           (56.4)
     Other                                                                      0.1             (0.1)
                                                                             ------           ------
Net Cash Used in Investing Activities                                         (64.5)           (56.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in short-term borrowings                          30.6             (6.3)
     Repayment of long-term debt                                              (34.0)              --
     Principal repayments under capital leases                                 (0.2)            (0.2)
     Proceeds from issuance of long-term debt                                  70.0             61.0
     Net decrease in receivables financing facility                           (20.6)              --
     Dividends paid                                                              --             (4.0)
                                                                             ------           ------
Net Cash Provided by Financing Activities                                      45.8             50.5

NET INCREASE IN CASH AND EQUIVALENTS                                            3.1              0.8
Cash and Equivalents, Beginning of Year                                         1.1              3.9
                                                                             ------           ------
Cash and Equivalents, End of Period                                          $  4.2           $  4.7
                                                                             ======           ======




   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aristech Chemical Corporation ("Aristech") was incorporated under the laws of the State of Delaware on October 14, 1986 as a wholly owned subsidiary of USX Corporation ("USX"). On December 4, 1986, USX transferred substantially all of the assets and liabilities of its USS Chemicals Division to Aristech, and Aristech's common stock was offered and sold to the public. The USS Chemicals Division was formed by USX in 1966. On March 7, 1990, Mitsubishi Corporation ("MC"), certain other investors and certain members of Aristech's management acquired Aristech in a going-private transaction. The interest of certain of the investors, including the management investors, has subsequently been reacquired and MC beneficially owns 82.3% of Aristech's outstanding common stock. The "Company" refers to Aristech and its majority-owned consolidated subsidiaries.

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

Certain reclassifications were made to the prior years' consolidated financial statements to conform to the classifications used in the 1999 consolidated financial statements.

ACCOUNTING CHANGES

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

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements



NOTE B - INVENTORIES

Inventories consist of the following at March 31, 1999 and December 31, 1998:


                                                   March 31,     December 31,
                                                     1999            1998
                                                   ---------     ------------
                                                 (Unaudited)
(In Millions)
     Raw materials                                 $   27.3         $   34.9
     Finished products                                 71.2             79.4
     Supplies and sundry items                         19.5             19.5
     Lower of cost or market reserve                   (9.5)            (9.5)
                                                   --------         --------
         Total Inventory                           $  108.5         $  124.3
                                                   ========         ========


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 1999 and December 31, 1998:


                                                   March 31,     December 31,
                                                     1999           1998
                                                   ---------     ------------
                                                  (Unaudited)
(In Millions)
     Land                                          $   13.9         $   14.1
     Buildings                                         70.3             66.7
     Machinery and equipment                          840.2            831.4
     Intangible assets                                 28.9             28.9
     Construction in process                          274.0            224.4
                                                   --------         --------
                                                    1,227.3          1,165.5
     Accumulated depreciation                        (329.8)          (320.0)
                                                   --------         --------
         Property, Plant and Equipment, Net        $  897.5         $  845.5
                                                   ========         ========


NOTE D - LONG-TERM DEBT

Long-term debt consists of the following at March 31, 1999 and December 31, 1998:

                                                             Interest          March 31,          December 31,
                                            Maturity           Rate               1999                1998
                                            --------         --------          ---------          ------------
                                                                              (Unaudited)
(In Millions)
     Revolving Loan - MIC                     2002           Variable           $ 121.0              $ 85.0
     Term Loan - MIC                          2002           Variable              50.0                50.0
     Revolving Loan - GFC/BCC                 2001           Variable             150.0               150.0
     6 7/8% Notes                             2006            6.875%              149.1               149.1
     Capital lease obligations             1999-2017                               15.8                15.9
     Other                                                                          1.6                 1.7
                                                                                -------             -------
                                                                                  487.5               451.7
     Less amount due within one year                                               (0.7)               (0.7)
                                                                                -------             -------
         Total Long-term Debt                                                   $ 486.8             $ 451.0
                                                                                =======             =======

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements



NOTE E - SEGMENT INFORMATION

Financial information about the Company's industry segments is summarized as follows:

                                               Three Months Ended
                                                    March 31,
                                              1999             1998
                                             ------           ------
                                                   (Unaudited)

(In millions)
     Sales:
         Chemicals                           $106.5           $134.6
         Polymers                              79.9             91.1
         Intersegment sales                    (2.5)            (1.5)
                                             ------           ------
                                             $183.9           $224.2
                                             ======           ======

     Operating income (loss):
         Chemicals                           $ (4.5)          $ 16.0
         Polymers                              (0.7)             6.5
                                             ------           ------
                                             $ (5.2)          $ 22.5
                                             ======           ======


NOTE F - COMMITMENTS AND CONTINGENCIES

Aristech is obligated to indemnify USX against certain claims or liabilities which USX may incur relating to USX's prior ownership and operation of the business and facilities transferred to Aristech in 1986, including liabilities under laws relating to the protection of the environment and the workplace. Such known liabilities have been provided for in the consolidated financial statements.

As of March 31, 1999 and December 31, 1998, the Company had outstanding irrevocable standby letters of credit and surety bonds in the amount of $4.7 million, primarily in connection with environmental matters. Effective April 1, 1999, the amount of outstanding irrevocable standby letters of credit and surety bonds was decreased from $4.7 million to $1.2 million.

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

NOTE G - SUBSEQUENT EVENTS

Effective April 12, 1999, the Company reduced the maximum limit on its accounts receivable financing facility from $90.0 million to $80.0 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

During the three-month period ended March 31, 1999 when compared with the same period for 1998, the Company's net sales decreased by $40.3 million or 18% from $224.2 million to $183.9 million. This decrease is primarily due to a 17% decline in average net selling prices per pound shipped. Net sales for Chemicals decreased by $28.1 million or 21% from the three month period ended March 31, 1998, which was caused by an 18% decline in the average selling price per pound shipped and a 4% decrease in shipment volumes. Net sales for Polymers decreased by $11.2 million or 12% from the three month period ended March 31, 1998, which was caused by a 17% decline in the average selling price per pound shipped, despite a 5% increase in shipment volumes.

Total operating costs decreased by $12.6 million or 6% from $201.7 million for the three months ended March 31, 1998 to $189.1 million for the three months ended March 31, 1999. The decrease in operating costs was primarily caused by a $15.4 million decrease in the Company's cost of sales for the three month period ended March 31, 1999 when compared with the same period for 1998. The decrease in cost of sales was primarily attributable to a 26% decrease in the Company's average price per pound for raw materials. The Chemicals operating segment's average raw materials price per pound, which includes primarily cumene, decreased by approximately 25%, while the Polymers average raw materials price per pound, which includes primarily propylene, decreased by approximately 28%. Partially offsetting the decrease in cost of sales was increased selling, general and administrative expenses, that included the first quarter 1999 recognition of $2.4 million in costs associated with the Company's voluntary early retirement program, and increased depreciation expense due to the Company's ongoing efforts to expand its business.

Net loss on disposal of assets decreased by $1.5 million from a loss of $1.4 million for the three month period ended March 31, 1998 to a net gain of $0.1 million for the same period in 1999 and was due primarily to the 1998 write-off of an obsolete asset.

The Company's total interest expense before interest capitalization was $9.8 million for the three month period ended March 31, 1999 and $7.5 million for the same period in 1998, a $2.3 million increase from 1998. The additional interest expense primarily reflects total increased borrowings of $162.4 million (including $61.5 million from the Company's accounts receivable financing facility) since March 31, 1998 necessary to finance the Company's production capacity expansions, partially offset by a reduction in interest rates. The Company's weighted-average cost of borrowing before interest capitalization for the three months ended March 31, 1999 and 1998 was 6.1% and 6.5%, respectively. The Company capitalized interest in connection with the capacity expansions of $3.5 million and $.8 million for the three months ended March 31, 1999 and 1998, respectively.

The Company's provision for income taxes decreased by $10.2 million from an expense of $6.0 million for the three months ended March 31, 1998 to a benefit of $4.2 million for the same period in 1999. The decrease in income tax expense was caused primarily by a $25.8 million decrease in pretax income for the three month period ended March 31, 1999 when compared with the same period for 1998.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, the Company's working capital balance decreased by $19.2 million from $5.6 million at December 31, 1998 to a deficit balance of $13.6 million at March 31, 1999. The decrease in working capital is due primarily to additional short-term borrowings of $30.6 million drawn primarily under the Company's newly established lines of credit. The Company opted to finance approximately one-half of its first quarter 1999 capital expenditures on a short-term basis primarily to utilize the benefit of cost effective short-term financing over its available long-term financing. Offsetting the increased short-term borrowings was the recognition of the $8.8 million deferred tax asset. The Company's net cash provided by operating activities increased by $15.0 million from $6.8 million for the three months ended March 31, 1998 to $21.8 million for the three months ended March 31, 1999. The 1999 increase in operating cash flows occurred primarily as a result of the reduction in inventories for the three months ended March 31, 1999, when compared with the same period for 1998.

The Company generally funds its working capital requirements on a short-term basis primarily through borrowings under its discretionary line of credit agreements that have an aggregate available borrowing limit of $80.0 million. As of March 31, 1999, the Company had outstanding borrowings under these lines of credit totaling $76.5 million. The Company intends to refinance a portion of the outstanding short-term borrowings on a long-term basis to the extent rates under available long-term financing decline below rates currently available under short-term financing.

During the first quarter of 1999, the Company implemented measures to reduce certain of its future operating and selling, general and administrative expenses. As one of the measures, an incentive was offered to employees covered under the Aristech Salaried Pension Plan to voluntarily elect early retirement in exchange for certain increased pension and severance benefits. The additional costs incurred by the Company for the voluntary retirees, totaled $2.4 million for the three months ended March 31, 1999. In addition to the cost reduction measures under the voluntary retirement program, the Company commenced, subsequent to March 31, 1999, an involuntary termination program. The Company anticipates that the costs associated with the involuntary termination program will not have a material adverse effect on the Company's financial position, results of operations or its cash flows. The benefits of the Company's cost reduction measures will primarily affect years subsequent to 1999.

On March 10, 1999, the Company's Board of Directors declared a cash dividend of $242 per common share payable on March 31, 2000, to stockholders of record as of March 10, 1999. The total amount of the dividend was $3.6 million.

The Company anticipates that the remaining outstanding fixed capital commitments connected to the capacity expansion program, and future working capital requirements will be funded by cash flows from operations and additional borrowings under existing line of credit agreements.

CAPITAL EXPENDITURES

The Company continued to invest in plant capacity expansion during the first quarter of 1999 as evidenced by capital expenditures totaling $64.6 million. The 1999 capital expenditures have been funded by cash flows from operating activities, net short-term borrowings of $30.6 million, net additional long-term borrowings of $36.0 million, offset by a $20.6 million reduction in the accounts receivable financing facility. Both the 1999 and 1998 capital expenditures reflect planned production capacity expansions within its phenol product line at Haverhill, Ohio, its polypropylene product line at LaPorte, Texas, and its acrylic sheet product line at Florence, Kentucky. The Company anticipates that these expansions will be completed and placed in service during late 1999. At March 31, 1999, the Company has remaining outstanding fixed commitments for capital expenditures totaling $91.7 million.

YEAR 2000 READINESS DISCLOSURE

The Company's Year 2000 ("Y2K") project team is working on making the Company's systems, both information technology and non-information technology, ready for the next millennium. The team has completed its assessment phase for Y2K impacts and costs of upgrading or replacing systems that are not Y2K ready, and testing and monitoring systems for Y2K readiness. Phases where current efforts are focused include upgrading or replacing systems, systems testing, and contingency planning. The Company believes the project will be completed by October 1999. Costs incurred from inception through March 31, 1999 were approximately $6.5 million. Total Y2K project costs are expected to range from $8.0 million to $10.0 million. The Company does not expect the Y2K project costs to have a material effect on its financial position or results of operations. The costs of the Y2K project and the time by which the Company expects to complete it are based on management's best estimates, which were derived using numerous assumptions of future events including the availability of certain resources, third party modifications, and other factors. There is no guarantee that these estimates will be achieved and actual results could differ from these plans.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On an annual basis, approximately 85-90% of the Company's sales are sold domestically, with the remaining 10-15% representing export sales. Sales in currencies other than the US dollar are insignificant thereby minimizing any market risk exposure due to changes in foreign exchange rates. However, the Company, in connection with its ongoing capacity expansion, purchased certain machinery and equipment at amounts denominated in foreign currencies that were hedged to optimize the US dollar value. Any gain or loss resulting from the purchased machinery will not have a significant effect on the Company's results of operations.

The Company does not currently engage in any significant investing activities as available funds are used for business expansion, thereby eliminating any investment-related market risk exposure.

The Company does, however, focus on its interest rate risk management primarily to reduce the overall cost of funding provided to the Company. The Company has strategically financed its business expansion with diverse and cost-effective debt instruments at both fixed and variable interest rates. The majority of the Company's variable rate long-term debt is currently based on the London Interbank Offered Rate ("LIBOR"). A hypothetical 1% increase in the interest rate for the Company's variable rate long-term debt would increase annual interest expense by approximately $3.2 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into effect other changes that might occur in the economic environment due to such changes in short-term interest rates. The Company's debt instruments are monitored daily to eliminate, to the extent possible, any significant interest rate risk exposure.

The Company does not enter into any material fixed purchase or fixed supply contracts with its suppliers or customers, or engage in any material hedging activities to mitigate any related commodity price risk.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business. A discussion of certain of these matters is included in Note F to the Consolidated Financial Statements.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         On May 3, 1999, Gary C. Reed joined Aristech as Vice
         President-Polymers. Mr. Reed replaced James J. Driscoll Jr. who elected to participate in the Company's voluntary early retirement program.

         On April 2, 1999, Michael J. Prendergast, the Company's Senior Vice President and Chief Financial Officer, has been appointed to serve additionally as the Company's Treasurer. Mr. Prendergast replaced William D. Walston who elected to participate in the Company's voluntary early retirement program.

         On April 2, 1999, Gregory Cummings has been appointed to replace Richard A. Becker, who elected to participate in the Company's voluntary early retirement program, as Corporate Comptroller.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1999.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Aristech Chemical Corporation


                                           By /s/ MICHAEL J. PRENDERGAST
                                             -------------------------------
                                              Michael J. Prendergast
                                              Senior Vice President and
                                              Chief Financial Officer


May 13, 1999