Form 10-Q
period 1999-06-30
ARISTECH CHEMICAL CORP
filed 1999-08-09
CIK 804104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

Common Stock outstanding at June 30, 1999:  14,908 shares

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                      Consolidated Statements of Income                                          3

                      Consolidated Balance Sheets                                                4

                      Consolidated Statements of Cash Flows                                      5

                      Selected Notes to the Consolidated Financial Statements                    6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        10

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     13


PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                                              13

      Item 2.     Changes in Securities and Use of Proceeds                                      14

      Item 3.     Defaults Upon Senior Securities                                                14

      Item 4.     Submission of Matters to a Vote of Security Holders                            14

      Item 5.     Other Information                                                              14

      Item 6.     Exhibits and Reports on Form 8-K                                               14

                          ARISTECH CHEMICAL CORPORATION
                  Consolidated Statements of Income (Unaudited)
                              (Dollars in Millions)


                                                       Three Months Ended       Six Months Ended
                                                             June 30                 June 30
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
Sales                                                 $  191.8    $  208.9    $  375.7    $  433.1

Operating Costs:
     Cost of sales                                       162.5       167.0       321.4       341.3
     Selling, general and administrative expenses         14.6        15.2        31.1        29.6
     Depreciation and amortization                        14.0        13.0        27.7        26.0
                                                      --------    --------    --------    --------

         Total Operating Costs                           191.1       195.2       380.2       396.9
                                                      --------    --------    --------    --------

Operating Income (Loss)                                    0.7        13.7        (4.5)       36.2

Net Gain (Loss) on Disposal of Assets                      0.1         0.2         0.2        (1.2)
Other Expense, Net                                         0.2        (0.3)       --          (0.3)
Interest Income                                            0.5         0.5         1.0         0.8
Interest Expense                                          (6.5)       (7.2)      (12.8)      (13.9)
                                                      --------    --------    --------    --------

Income (Loss) Before Income Taxes                         (5.0)        6.9       (16.1)       21.6

Provision for (benefit from) Income Taxes                 --           3.2        (4.2)        9.2
                                                      --------    --------    --------    --------

Income (Loss) Before Minority Interest                    (5.0)        3.7       (11.9)       12.4

Minority Interest                                          0.9         0.7         1.5         1.4
                                                      --------    --------    --------    --------

Net Income (Loss)                                     $   (5.9)   $    3.0    $  (13.4)   $   11.0
                                                      ========    ========    ========    ========


The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                           Consolidated Balance Sheets
                              (Dollars in Millions)


                                                                        June 30,    December 31,
                                                                         1999           1998
                                                                      -----------   ------------
                                                                      (Unaudited)
ASSETS
Current Assets:
     Cash and equivalents                                              $      4.1    $      1.1
     Receivables (less allowance for doubtful accounts of $.3 and
         $.2 at June 30, 1999 and December 31, 1998, respectively)           15.8           4.4
     Subordinated note receivable-related party                              13.6          17.9
     Inventories                                                            107.3         124.3
     Other current assets                                                     1.3           1.1
     Deferred income taxes                                                   10.1          --
                                                                       ----------    ----------
         Total Current Assets                                               152.2         148.8

Property, plant and equipment, net                                          946.1         845.5
Long-term receivables                                                         7.9           8.0
Excess cost over assets acquired                                            159.6         162.2
Deferred income taxes                                                         1.4           1.4
Other assets                                                                 13.3          16.2
                                                                       ----------    ----------
         Total Assets                                                  $  1,280.5    $  1,182.1
                                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $     61.8    $     54.6
     Accounts payable-related parties                                         3.4           3.9
     Payroll and benefits payable                                            10.0           9.3
     Accrued taxes                                                            6.7           7.3
     Deferred income taxes                                                   --             0.5
     Short-term borrowings                                                   68.8          45.9
     Long-term debt due within one year                                       0.7           0.7
     Other current liabilities                                               22.9          21.0
                                                                       ----------    ----------
         Total Current Liabilities                                          174.3         143.2

Long-term debt-related parties                                              208.0         135.0
Long-term debt-other                                                        315.7         316.0
Deferred income taxes                                                       168.0         160.3
Other liabilities                                                            41.1          38.7
                                                                       ----------    ----------
         Total Liabilities                                                  907.1         793.2
                                                                       ----------    ----------

Minority Interest                                                             8.9           7.4
                                                                       ----------    ----------

Common stock ($.01 par value, 20,000 shares authorized, 14,908
     shares issued at June 30, 1999 and December 31, 1998)                   --            --
Additional paid-in capital                                                  382.5         382.5
Retained deficit                                                            (18.0)         (1.0)
                                                                       ----------    ----------
         Total Stockholders' Equity                                         364.5         381.5
                                                                       ----------    ----------

         Total Liabilities and Stockholders' Equity                    $  1,280.5    $  1,182.1
                                                                       ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)
                              (Dollars in Millions)


                                                                     Six Months Ended
                                                                         June 30,
                                                                     1999        1998
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                             $  (13.4)   $   11.0
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation                                                  25.1        23.4
         Amortization of excess cost over assets acquired               2.6         2.6
         Deferred income taxes                                         (2.9)       (2.1)
         Discount on sale of receivables                                3.0         2.0
         (Gain) loss on disposal of assets                             (0.2)        1.4
         (Increase) decrease in receivables                            (5.3)        1.8
         (Increase) decrease in inventories                            17.0        (1.7)
         Increase (decrease) in accounts payable and
            other current liabilities                                   5.0       (23.5)
         Minority interest in consolidated subsidiaries                 1.5         1.4
         Other                                                          3.7         3.3
                                                                   --------    --------
Net Cash Provided by Operating Activities                              36.1        19.6

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (126.1)     (114.0)
     Other                                                              0.1        (0.1)
                                                                   --------    --------
Net Cash Used in Investing Activities                                (126.0)     (114.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in short-term borrowings                             22.9         2.8
     Repayment of long-term debt                                      (56.0)     (118.0)
     Principal repayments under capital leases                         (0.3)       (0.3)
     Proceeds from issuance of long-term debt                         129.0       133.0
     Net increase (decrease) in receivables financing facility         (4.8)       82.4
     Dividends paid                                                    --          (4.0)
     Other                                                              2.1        --
                                                                   --------    --------
Net Cash Provided by Financing Activities                              92.9        95.9

NET INCREASE IN CASH AND EQUIVALENTS                                    3.0         1.4
Cash and Equivalents, Beginning of Year                                 1.1         3.9
                                                                   --------    --------
Cash and Equivalents, End of Period                                $    4.1    $    5.3
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

NATURE OF OPERATIONS

The Company is a producer and marketer of chemical and polymer products that are generally sold for further processing by manufacturers of various products which include automotive components, construction materials and consumer products.

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

ACCOUNTING CHANGES

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect of this standard on its financial reporting.

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

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements



NOTE B - INVENTORIES

Inventories consist of the following at June 30, 1999 and December 31, 1998:


                                                                                   June 30,           December 31,
                                                                                     1999                 1998
                                                                                 -----------          ------------
                                                                                 (Unaudited)
(In Millions)
     Raw materials                                                                   $ 34.2               $ 34.9
     Finished products                                                                 63.0                 79.4
     Supplies and sundry items                                                         19.6                 19.5
     Lower of cost or market reserve                                                   (9.5)                (9.5)
                                                                                   --------             --------
         Total Inventory                                                           $  107.3             $  124.3
                                                                                   ========             ========


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at June 30, 1999 and December 31, 1998:


                                                                                   June 30,           December 31,
                                                                                     1999                 1998
                                                                                 -----------          ------------
                                                                                 (Unaudited)
(In Millions)
     Land                                                                            $ 13.9               $ 14.1
     Buildings                                                                         70.4                 66.7
     Machinery and equipment                                                          853.1                831.4
     Intangible assets                                                                 28.9                 28.9
     Construction in process                                                          321.7                224.4
                                                                                   --------             --------
                                                                                    1,288.0              1,165.5
     Accumulated depreciation                                                        (341.9)              (320.0)
                                                                                   --------             --------
         Property, Plant and Equipment, Net                                        $  946.1             $  845.5
                                                                                   ========             ========


NOTE D - LONG-TERM DEBT

Long-term debt consists of the following at June 30, 1999 and December 31, 1998:


                                                             Interest              June 30,           December 31,
                                            Maturity           Rate                  1999                 1998
                                            --------         --------            -----------          ------------
                                                                                 (Unaudited)
(In Millions)
     Revolving Loan - MIC                     2002           Variable              $   28.0             $   85.0
     Term Loan - MIC                          2002           Variable                 130.0                 --
     Term Loan - MIC                          2002           Variable                  50.0                 50.0
     Revolving Loan - GFC/BCC                 2001           Variable                 150.0                150.0
     6 7/8% Notes                             2006            6.875%                  149.2                149.1
     Capital lease obligations             1999-2017                                   15.6                 15.9
     Other                                                                              1.6                  1.7
                                                                                   --------             --------
                                                                                      524.4                451.7
     Less amount due within one year                                                   (0.7)                (0.7)
                                                                                   --------             --------
         Total Long-term Debt                                                      $  523.7             $  451.0
                                                                                   ========             ========

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE E - SEGMENT INFORMATION

Financial information about the Company's industry segments is summarized as follows:


                                Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                                1999          1998          1999          1998
                             ----------    ----------    ----------    ----------
                                   (Unaudited)                 (Unaudited)
(In millions)
Sales:
    Chemicals                $    105.5    $    120.2    $    212.0    $    254.8
    Polymers                       88.4          90.4         168.3         181.5
    Intersegment sales             (2.1)         (1.7)         (4.6)         (3.2)
                             ----------    ----------    ----------    ----------
                             $    191.8    $    208.9    $    375.7    $    433.1
                             ==========    ==========    ==========    ==========

Operating income (loss):
    Chemicals                $     (3.9)   $     10.7    $     (8.4)   $     26.7
    Polymers                        4.6           3.0           3.9           9.5
                             ----------    ----------    ----------    ----------
                             $      0.7    $     13.7    $     (4.5)   $     36.2
                             ==========    ==========    ==========    ==========


                              June 30,    December 31,
                                1999          1998
                            -----------   ------------
                            (Unaudited)
Total assets:
    Chemicals                $    678.2    $    658.4
    Polymers                      602.3         523.7
                             ----------    ----------
                             $  1,280.5    $  1,182.1
                             ==========    ==========


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

As of June 30, 1999 and December 31, 1998, the Company had outstanding irrevocable standby letters of credit and surety bonds in the amount of $1.2 million and $4.7 million, respectively, primarily in connection with environmental matters.

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

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements



NOTE G - SUBSEQUENT EVENTS

Subsequent to June 30, 1999, Aristech entered into an Amended and Restated Term Loan and Revolving Credit Agreement ("Agreement") with Mitsubishi International Corporation ("MIC"), dated as of and retroactive to April 1, 1999, that provided for the conversion of its existing $200.0 million Revolving Loan with MIC into a $130.0 million Term Loan and a $70.0 million Revolving loan. The Agreement also provided for a reduction in the variable interest rates charged on the converted loans. Concurrently, Aristech Acrylics LLC entered into an Amended and Restated Term Loan Agreement with MIC, dated as of and retroactive to April 1, 1999 that also provides for a reduction in the variable interest rate on the $50.0 million Term Loan with MIC. In the aggregate, these Agreements are anticipated to reduce the Company's annual interest expense by approximately $0.8 million. The stated maturity date for both Agreements of April 18, 2002 remained unaffected by the April 1, 1999 amendments.

Note D to the Consolidated Financial Statements reflects the April 1, 1999 conversion of the $200 million Revolving Loan - MIC into the $130.0 million Term Loan - MIC and the $70.0 million Revolving Loan - MIC.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998.

During the three-month period ended June 30, 1999 when compared with the same period for 1998, the Company's net sales decreased by $17.1 million or 8% from $208.9 million to $191.8 million. This decrease is primarily due to an 8% decline in average net selling prices per pound shipped. Net sales for Chemicals decreased by $14.7 million or 12% from the three month period ended June 30, 1998, which was caused primarily by a 12% decline in the average selling price per pound shipped. Net sales for Polymers decreased by $2.0 million or 2% from the three month period ended June 30, 1998, which was caused by a 4% decline in the average selling price per pound shipped, despite a 2% increase in shipment volumes.

Total operating costs decreased by $4.1 million or 2% from $195.2 million for the three months ended June 30, 1998 to $191.1 million for the three months ended June 30, 1999. The decrease in operating costs was primarily caused by a $4.5 million decrease in the Company's cost of sales for the three month period ended June 30, 1999 when compared with the same period for 1998. The decrease in cost of sales was primarily attributable to lower unit raw material prices.

The Company's total interest expense before interest capitalization was $10.6 million for the three month period ended June 30, 1999 and $8.9 million for the same period in 1998, a $1.7 million increase from 1998. The additional interest expense primarily reflects net increased short and long-term borrowings during 1999 necessary to finance the Company's ongoing production capacity expansions, partially offset by a reduction in interest rates. The Company capitalized interest in connection with the capacity expansions of $4.2 million and $1.8 million for the three months ended June 30, 1999 and 1998, respectively.

The Company's provision for income taxes decreased by $3.2 million and was caused primarily by an $11.9 million decrease in pretax income for the three month period ended June 30, 1999 when compared with the same period for 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

During the six-month period ended June 30, 1999 when compared with the same period for 1998, the Company's net sales decreased by $57.4 million or 13% from $433.1 million to $375.7 million. This decrease is primarily due to a 13% decline in average net selling prices per pound shipped. Net sales for Chemicals decreased by $42.8 million or 17% from the six month period ended June 30, 1998, which was caused by an 15% decline in the average selling price per pound shipped and a 3% decrease in shipment volumes. Net sales for Polymers decreased by $13.2 million or 7% from the six month period ended June 30, 1998, which was caused by a 10% decline in the average selling price per pound shipped, despite a 3% increase in shipment volumes.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998 (CONTINUED).

Total operating costs decreased by $16.7 million or 4% from $396.9 million for the six months ended June 30, 1998 to $380.2 million for the six months ended June 30, 1999. The decrease in operating costs was primarily caused by a $19.9 million decrease in the Company's cost of sales for the six month period ended June 30, 1999 when compared with the same period for 1998. The decrease in cost of sales was primarily attributable to an 18% decrease in the Company's average price per pound for raw materials. The Chemicals operating segment's average raw materials price per pound, which includes primarily cumene, decreased by approximately 16%, while the Polymers average raw materials price per pound, which includes primarily propylene, decreased by approximately 21%. Partially offsetting the decrease in the average price per pound for raw materials was the recognition of $5.0 million in costs associated with the Company's voluntary early retirement and involuntary separation programs, and increased depreciation expense due to the Company's ongoing efforts to expand its business.

Net loss on disposal of assets decreased by $1.4 million from a loss of $1.2 million for the six month period ended June 30, 1998 to a net gain of $0.2 million for the same period in 1999 and was due primarily to the 1998 write-off of an obsolete asset.

The Company's total interest expense before interest capitalization was $20.4 million for the six month period ended June 30, 1999 and $16.4 million for the same period in 1998, a $4.0 million increase from 1998. The additional interest expense primarily reflects net increased short and long-term borrowings of $162.0 million since June 30, 1998 necessary to finance the Company's ongoing production capacity expansions, partially offset by a reduction in interest rates. The Company's weighted-average cost of borrowing before interest capitalization for the six months ended June 30, 1999 and 1998 was 6.1% and 6.5%, respectively. The Company capitalized interest in connection with the capacity expansions of $7.6 million and $2.5 million for the six months ended June 30, 1999 and 1998, respectively.

The Company's provision for income taxes decreased by $13.4 million from an expense of $9.2 million for the six months ended June 30, 1998 to a benefit of $4.2 million for the same period in 1999. The decrease in income tax expense was caused primarily by a $37.7 million decrease in pretax income for the six months ended June 30, 1999 when compared with the same period for 1998.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1999, the Company's working capital balance decreased by $27.7 million from $5.6 million at December 31, 1998 to a deficit balance of $22.1 million at June 30, 1999. The decrease in working capital is due primarily to net additional short-term borrowings of $22.9 million drawn primarily under the Company's newly established lines of credit. The Company opted to finance approximately one-fifth of its 1999 year-to-date capital expenditures on a short-term basis primarily to utilize the benefit of cost effective short-term financing over its available long-term financing. Other factors that contributed to the decreased working capital include a $17.0 million decrease in inventories, offset by the $10.1 million recognition of a deferred tax asset resulting from the anticipated utilization of federal income tax net operating loss carrybacks.

The Company's net cash provided by operating activities increased by $16.5 million from $19.6 million for the six months ended June 30, 1998 to $36.1 million for the six months ended June 30, 1999. The 1999 increase in operating cash flows occurred primarily as a result of change in the composition of the items comprising working capital, offset by the $24.4 million decrease in net income for the six months ended June 30, 1999, when compared with the same period for 1998.

The Company generally funds its working capital requirements on a short-term basis primarily through borrowings under its discretionary line of credit agreements that have an aggregate available borrowing limit of $90.0 million. As of June 30, 1999, the Company had outstanding borrowings under these lines of credit totaling $68.8 million. During the second quarter of 1999, Aristech Acrylics LLC increased the maximum borrowing limit under its short-term unsecured revolving line of credit from $5.0 million to $15.0 million. The Company intends to refinance a portion of the outstanding short-term borrowings on a long-term basis to the extent rates under available long-term financing decline below rates currently available under short-term financing.

During the first half of 1999, the Company implemented measures to reduce certain of its future operating and selling, general and administrative expenses. As one of the measures, an incentive was offered to employees covered under the Aristech Salaried Pension Plan to voluntarily elect early retirement in exchange for certain increased pension and severance benefits. The additional costs incurred by the Company for the voluntary retirees, totaled $2.4 million for the six months ended June 30, 1999. In addition to the cost reduction measures under the voluntary retirement program, the Company commenced an involuntary separation program. The additional costs incurred by the Company for the involuntary separation program totaled $2.6 million for the six months ended June 30, 1999. The benefits of the Company's cost reduction measures will primarily affect years subsequent to 1999.

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

CAPITAL EXPENDITURES

The Company continued to invest in plant capacity expansion during the first half of 1999 as evidenced by capital expenditures totaling $126.1 million. The 1999 capital expenditures have been funded by cash flows from operating activities, net short-term borrowings of $22.9 million and net additional long-term borrowings of $73.0 million, offset by a $4.8 million reduction in the accounts receivable financing facility. Both the 1999 and 1998 capital expenditures reflect planned production capacity expansions within its phenol product line at Haverhill, Ohio, its polypropylene product line at LaPorte, Texas, and its acrylic sheet product line at Florence, Kentucky. The Company anticipates that these expansions will be completed and placed in service during late 1999. At June 30, 1999, the Company has remaining outstanding fixed commitments for capital expenditures totaling $38.0 million.

YEAR 2000 READINESS DISCLOSURE

The Company's Year 2000 ("Y2K") project team is working on making the Company's systems, both information technology and non-information technology, ready for the next millennium. The team has completed its assessment phase for Y2K impacts and costs of upgrading or replacing systems that are not Y2K ready, and testing and monitoring systems for Y2K readiness. Phases where current efforts are focused include upgrading or replacing systems, systems testing, and contingency planning. The Company believes the project will be completed by October 1999. Costs incurred from inception through June 30, 1999 were approximately $7.3 million. Total Y2K project costs are expected to range from $8.0 million to $10.0 million. The Company does not expect the Y2K project costs to have a material effect on its financial position or results of operations. The costs of the Y2K project and the time by which the Company expects to complete it are based on management's best estimates, which were derived using numerous assumptions of future events including the availability of certain resources, third party modifications, and other factors. There is no guarantee that these estimates will be achieved and actual results could differ from these plans.

The Company is contacting major customers and suppliers to seek assurance of their intent to be Y2K ready, and is responding to customer requests for information on the Company's Y2K project. The Company cannot control whether third parties, including governments, upon which the Company relies will be fully Y2K compliant by December 31, 1999.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K project is expected to significantly reduce its level of uncertainty about the Y2K problem including the possibility of significant interruptions of normal operations and, in particular, about the Y2K compliance and readiness of others with whom it has material commercial arrangements.


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

The Company does, however, focus on its interest rate risk management primarily to reduce the overall cost of funding provided to the Company. The Company has strategically financed its business expansion with diverse and cost-effective debt instruments at both fixed and variable interest rates. The majority of the Company's variable rate long-term debt is currently based on the London Interbank Offered Rate ("LIBOR"). A hypothetical 1% increase in the interest rate for the Company's variable rate long-term debt would increase annual interest expense by approximately $3.6 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into effect other changes that might occur in the economic environment due to such changes in short-term interest rates. The Company's debt instruments are monitored continually to eliminate, to the extent possible, any significant interest rate risk exposure.

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

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Aristech Chemical Corporation


                                                   By /s/ MICHAEL J. PRENDERGAST
                                                      --------------------------

                                                      Michael J. Prendergast
                                                      Senior Vice President and
                                                      Chief Financial Officer



August 6, 1999