Form 10-Q
period 1999-09-30
ARISTECH CHEMICAL CORP
filed 1999-11-12
CIK 804104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

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

Common Stock outstanding at September 30, 1999:  14,908 shares

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                      Consolidated Statements of Income                       3

                      Consolidated Balance Sheets                             4

                      Consolidated Statements of Cash Flows                   5

                      Selected Notes to the Consolidated Financial Statements 6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     10

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk  13

PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                           14

      Item 2.     Changes in Securities and Use of Proceeds                   14

      Item 3.     Defaults Upon Senior Securities                             14

      Item 4.     Submission of Matters to a Vote of Security Holders         14

      Item 5.     Other Information                                           14

      Item 6.     Exhibits and Reports on Form 8-K                            15

                          ARISTECH CHEMICAL CORPORATION
                  Consolidated Statements of Income (Unaudited)
                              (Dollars in Millions)


                                                               Three Months Ended            Nine Months Ended
                                                                   September 30                 September 30

                                                                1999          1998           1999          1998
                                                              -------       -------        -------       -------
Sales                                                         $ 192.0       $ 198.2        $ 567.7       $ 631.3

Operating Costs:
     Cost of sales                                              172.2         160.6          493.6         501.9
     Selling, general and administrative expenses                10.6          15.1           41.7          44.7
     Depreciation and amortization                               15.7          13.3           43.4          39.3
                                                              -------       -------        -------       -------

         Total Operating Costs                                  198.5         189.0          578.7         585.9
                                                              -------       -------        -------       -------

Operating Income (Loss)                                          (6.5)          9.2          (11.0)         45.4

Net Gain (Loss) on Disposal of Assets                             1.5             -            1.7          (1.2)
Other Expense, Net                                                  -          (0.8)             -          (1.1)
Interest Income                                                   0.5           0.5            1.5           1.3
Interest Expense                                                 (8.0)         (6.7)         (20.8)        (20.6)
                                                              -------       -------        -------       -------
Income (Loss) Before Income Taxes                               (12.5)          2.2          (28.6)         23.8

Provision for (Benefit from) Income Taxes                        (5.6)         (1.2)          (9.8)          8.0
                                                              -------       -------        -------       -------
Income (Loss) Before Minority Interest                           (6.9)          3.4          (18.8)         15.8

Minority Interest                                                 1.0           0.6            2.5           2.0
                                                              -------       -------        -------       -------
Net Income (Loss)                                             $  (7.9)      $   2.8        $ (21.3)      $  13.8
                                                              =======       =======        =======       =======

   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                           Consolidated Balance Sheets
                              (Dollars in Millions)


                                                                                 September 30,         December 31,
                                                                                      1999                 1998
                                                                               -----------------    -----------------
                                                                                  (Unaudited)

ASSETS
Current Assets:
     Cash and equivalents                                                      $     2.1                $     1.1
     Receivables (less allowance for doubtful accounts of $.3 and
         $.2 at September 30, 1999 and December 31, 1998, respectively)             22.1                      4.4
     Subordinated note receivable-related party                                     14.4                     17.9
     Inventories                                                                   109.6                    124.3
     Other current assets                                                            1.6                      1.1
     Deferred income taxes                                                          12.8                        -
                                                                               ---------                ---------
         Total Current Assets                                                      162.6                    148.8

Property, plant and equipment, net                                                 959.7                    845.5
Long-term receivables                                                                7.8                      8.0
Excess cost over assets acquired                                                   158.3                    162.2
Deferred income taxes                                                                1.5                      1.4
Other assets                                                                        13.1                     16.2
                                                                               ---------                ---------
         Total Assets                                                          $ 1,303.0                $ 1,182.1
                                                                               =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Accounts payable                                                          $    76.5                $    54.6
     Accounts payable-related parties                                                2.7                      3.9
     Payroll and benefits payable                                                    8.1                      9.3
     Accrued taxes                                                                   7.9                      7.3
     Deferred income taxes                                                           0.5                      0.5
     Short-term borrowings                                                          84.9                     45.9
     Long-term debt due within one year                                              0.7                      0.7
     Other current liabilities                                                      26.6                     21.0
                                                                               ---------                ---------
         Total Current Liabilities                                                 207.9                    143.2

Long-term debt-related parties                                                     208.0                    135.0
Long-term debt-other                                                               315.5                    316.0
Deferred income taxes                                                              164.5                    160.3
Other liabilities                                                                   40.6                     38.7
                                                                               ---------                ---------
         Total Liabilities                                                         936.5                    793.2
                                                                               ---------                ---------

Minority Interest                                                                    9.9                      7.4
                                                                               ---------                ---------

Common stock ($.01 par value, 20,000 shares authorized, 14,908
     shares issued at September 30, 1999 and December 31, 1998)                        -                        -
Additional paid-in capital                                                         382.5                    382.5
Retained deficit                                                                   (25.9)                    (1.0)
                                                                               ---------                ---------
         Total Stockholders' Equity                                                356.6                    381.5
                                                                               ---------                ---------

         Total Liabilities and Stockholders' Equity                            $ 1,303.0                $ 1,182.1
                                                                               =========                =========


   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)
                              (Dollars in Millions)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              1999             1998
                                                                            -------           ------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) Income                                                      $ (21.3)          $ 13.8
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
         Depreciation                                                          39.5             35.4
         Amortization of excess cost over assets acquired                       3.9              3.9
         Deferred income taxes                                                 (8.7)            (4.3)
         Discount on sale of receivables                                        4.5              3.6
         (Gain) loss on disposal of assets                                     (1.7)             1.2
         (Increase) decrease in receivables                                   (10.3)             1.6
         Decrease (increase) in inventories                                    14.7             (2.4)
         Increase (decrease) in accounts payable and
            other current liabilities                                          22.7            (19.5)
         Minority interest in consolidated subsidiaries                         2.5              2.0
         Other                                                                  2.2              0.4
                                                                            -------           ------
Net Cash Provided by Operating Activities                                      48.0             35.7

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (154.2)          (173.4)
     Proceeds from disposal of asset                                            1.8                -
     Other                                                                      0.2             (0.1)
                                                                            -------           ------
Net Cash Used in Investing Activities                                        (152.2)          (173.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in short-term borrowings                          39.0             (2.1)
     Repayment of long-term debt                                              (78.0)           (91.0)
     Principal repayments under capital leases                                 (0.5)            (0.4)
     Proceeds from issuance of long-term debt                                 151.0            150.0
     Net (decrease) increase in receivables financing facility                 (8.4)            83.9
     Dividends paid                                                               -             (4.0)
     Other                                                                      2.1                -
                                                                            -------           ------
Net Cash Provided by Financing Activities                                     105.2            136.4

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 1.0             (1.4)
Cash and Equivalents, Beginning of Year                                         1.1              3.9
                                                                            -------           ------
Cash and Equivalents, End of Period                                         $   2.1           $  2.5
                                                                            =======           ======

   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Aristech Chemical Corporation ("Aristech") was incorporated under the laws of the State of Delaware on October 14, 1986 as a wholly owned subsidiary of USX Corporation ("USX"). On December 4, 1986, USX transferred substantially all of the assets and liabilities of its USS Chemicals Division to Aristech, and Aristech's common stock was offered and sold to the public. The USS Chemicals Division was formed by USX in 1966. On March 7, 1990, Mitsubishi Corporation ("MC"), certain other investors and certain members of Aristech's management acquired Aristech in a going-private transaction. The interest of certain of the investors, including the management investors, has subsequently been reacquired and MC beneficially owns 82.3% of Aristech's outstanding common stock. The "Company" refers to Aristech and its wholly and majority-owned consolidated subsidiaries.

NATURE OF OPERATIONS

The Company is a producer and marketer of chemical and polymer products that are generally sold for further processing by manufacturers of various products which include automotive components, construction materials and consumer products.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Aristech include the accounts of the Company and its wholly and majority-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated subsidiaries over which the Company does not exercise control are accounted for under the equity method.

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

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements

NOTE B - INVENTORIES

Inventories consist of the following at September 30, 1999 and December 31, 1998:


                                                       September 30,        December 31,
                                                           1999                 1998
                                                      --------------      ---------------
                                                        (Unaudited)

(In Millions)
     Raw materials                                     $     44.6          $      34.9
     Finished products                                       55.2                 79.4
     Supplies and sundry items                               19.3                 19.5
     Lower of cost or market reserve                         (9.5)                (9.5)
                                                       ----------          -----------
         Total Inventory                               $    109.6          $     124.3
                                                       ==========          ===========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 1999 and December 31, 1998:


                                                       September 30,         December 31,
                                                            1999                 1998
                                                       -------------         ------------
                                                       (Unaudited)
(In Millions)
     Land                                               $    13.9           $     14.1
     Buildings                                               74.7                 66.7
     Machinery and equipment                              1,151.1                831.4
     Intangible assets                                       28.9                 28.9
     Construction in process                                 47.3                224.4
                                                        ---------           ----------
                                                          1,315.9              1,165.5
     Accumulated depreciation                              (356.2)              (320.0)
                                                        ---------           ----------
         Property, Plant and Equipment, Net             $   959.7           $    845.5
                                                        =========           ==========


NOTE D - LONG-TERM DEBT

Long-term debt consists of the following at September 30, 1999 and December 31, 1998:


                                                             Interest          September 30         December 31,
                                            Maturity           Rate                1999                 1998
                                          --------------   --------------   ------------------   -----------------
                                                                               (Unaudited)
(In Millions)
     Revolving Loan - MIC                     2002           Variable           $     28.0        $       85.0
     Term Loan - MIC                          2002           Variable                130.0                   -
     Term Loan - MIC                          2002           Variable                 50.0                50.0
     Revolving Loan - GFC/BCC                 2001           Variable                150.0               150.0
     6 7/8% Notes                             2006            6.875%                 149.2               149.1
     Capital lease obligations              1999-2017                                 15.4                15.9
     Other                                                                             1.6                 1.7
                                                                                ----------        ------------
                                                                                     524.2               451.7
     Less amount due within one year                                                  (0.7)               (0.7)
                                                                                ----------        ------------
         Total Long-term Debt                                                   $    523.5        $      451.0
                                                                                ==========        ============

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements

NOTE E - SEGMENT INFORMATION

Financial information about the Company's industry segments is summarized as follows:


                                             Three Months Ended                   Nine Months Ended
                                                September 30,                       September 30,
                                           1999             1998              1999              1998
                                        -----------      -----------       -----------       -----------
                                                 (Unaudited)                         (Unaudited)
(In millions)
     Sales:
         Chemicals                      $    105.3       $    114.2        $    317.3        $    369.0
         Polymers                             88.9             85.8             257.2             267.3
         Intersegment sales                   (2.2)            (1.8)             (6.8)             (5.0)
                                        ----------       ----------        ----------        ----------
                                        $    192.0       $    198.2        $    567.7        $    631.3
                                        ==========       ==========        ==========        ==========
     Operating income (loss):
         Chemicals                      $     (4.6)      $      8.8        $    (13.0)       $     35.5
         Polymers                             (1.9)             0.4               2.0               9.9
                                        ----------       ----------        ----------        ----------
                                        $     (6.5)      $      9.2        $    (11.0)       $     45.4
                                        ==========       ==========        ==========        ==========


                                       September 30,     December 31,
                                            1999             1998
                                        -----------      -----------
                                        (Unaudited)
     Total assets:
         Chemicals                      $    693.9       $    658.4
         Polymers                            609.1            523.7
                                        ----------       ----------
                                        $  1,303.0       $  1,182.1
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

As of September 30, 1999 and December 31, 1998, the Company had outstanding irrevocable standby letters of credit and surety bonds in the amount of $1.2 million and $4.7 million, respectively, primarily in connection with environmental matters.

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

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements

NOTE G - SHORT-TERM BORROWINGS

In December of 1996, Aristech arranged for a $50.0 million short-term discretionary line of credit with a commercial bank bearing interest at a variable rate. Effective September 17, 1999, the amount of the discretionary line of credit was reduced by the commercial bank from $50.0 million to $44.9 million. Short-term borrowings drawn under this line of credit amounted to $44.9 million and $45.9 million at September 30, 1999 and December 31, 1998, respectively. Total short-term borrowings drawn under all existing lines of credit amounted to $84.9 million and $45.9 million at September 30, 1999 and December 31, 1998, respectively.

NOTE H - SUBSEQUENT EVENTS

On October 20, 1999, the commercial bank notified Aristech that in view of conditions in the chemical markets in which Aristech participates in general, the recent financial performance of Aristech in particular, and the bank's insufficient returns on its loaned capital, it was terminating the $44.9 million discretionary line of credit. Pursuant to an agreement between Aristech and the commercial bank regarding such termination of the facility, on October 29, 1999, Aristech made a principal repayment of $15.0 million, and on November 30, 1999, Aristech will repay the remaining principal amount outstanding on this facility of $29.9 million.

MC has confirmed with Aristech that they intend to fully support Aristech, including providing any necessary replacement financing at competitive rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including any statements that may be contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations", and including statements contained elsewhere in this and other Company filings with the Securities and Exchange Commission. The Company does not undertake to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to operating results over time. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to sales growth and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements: The ability to generate sufficient cash flows to support capital expansion plans and general operating activities. Competitive product and pricing pressures. A change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretation) and laws in domestic or foreign jurisdictions. Fluctuations in the cost and availability of raw materials to the Company or to the Company's vendors and the ability to maintain favorable supplier arrangements and relationships. The ability to achieve earnings forecasts, which are generated based on projected sales of different product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales. The ability to penetrate new markets, which also depends on economic and political conditions. The effectiveness of our marketing programs. The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The ability of the Company and its suppliers to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue. The foregoing list of important factors is not exclusive.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

During the three-month period ended September 30, 1999 when compared with the same period for 1998, the Company's net sales decreased by $6.2 million or 3% from $198.2 million to $192.0 million. This decrease is primarily due to a 5% decline in average net selling prices per pound shipped. Net sales for Chemicals decreased by $8.9 million or 8% from the three month period ended September 30, 1998, which was caused primarily by a 11% decline in the average selling price per pound shipped, despite a 4% increase in Chemicals shipment volumes. Net sales for Polymers increased by $3.1 million or 4% from the three month period ended September 30, 1998, which was caused by a 5% increase in the average selling price per pound shipped, despite a 2% decrease in shipment volumes.

Total operating costs increased by $9.5 million or 5% from $189.0 million for the three months ended September 30, 1998 to $198.5 million for the three months ended September 30, 1999. The increase in operating costs was primarily caused by a $11.6 million increase in the Company's cost of sales for the three month period ended September 30, 1999 when compared with the same period for 1998. The increase in cost of sales was primarily attributable to higher unit raw material prices and start-up costs associated with the Company's new polypropylene facility at LaPorte, Texas.

The Company's total interest expense before interest capitalization was $11.1 million for the three month period ended September 30, 1999 and $9.2 million for the same period in 1998, a $1.9 million increase from 1998. The additional interest expense primarily reflects net increased short and long-term borrowings during 1999 necessary to finance the Company's ongoing production capacity expansions, partially offset by a reduction in interest rates. The Company capitalized interest in connection with the capacity expansions of $3.0 million and $2.5 million for the three months ended September 30, 1999 and 1998, respectively.

The Company's provision for income taxes decreased by $4.4 million and was caused primarily by an $14.7 million decrease in pretax income for the three month period ended September 30, 1999 when compared with the same period for 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

During the nine-month period ended September 30, 1999 when compared with the same period for 1998, the Company's net sales decreased by $63.6 million or 10% from $631.3 million to $567.7 million. This decrease is primarily due to a 11% decline in average net selling prices per pound shipped. Net sales for Chemicals decreased by $51.7 million or 14% from the nine month period ended September 30, 1998, which was caused by an 14% decline in the average selling price per pound shipped. Net sales for Polymers decreased by $10.1 million or 4% from the nine month period ended September 30, 1998, which was primarily caused by a 5% decline in the average selling price per pound shipped, despite a 2% increase in shipment volumes.

Total operating costs decreased by $7.2 million or 1% from $585.9 million for the three months ended September 30, 1998 to $578.7 million for the nine months ended September 30, 1999. The decrease in operating costs was primarily caused by a $8.3 million decrease in the Company's cost of sales for the nine month period ended September 30, 1999 when compared with the same period for 1998. Included in cost of sales for the nine months ended September 30, 1998 was a $7.3 million aggregate lower of cost or market inventory adjustment. The decrease in cost of sales was primarily attributable to a 4% decrease in the Company's average price per pound for raw materials. The Chemicals operating segment's average raw materials price per pound, which includes primarily cumene, decreased by approximately 3%, while the Polymers average raw materials price per pound, which includes primarily propylene, decreased by approximately 5%. Partially offsetting the decrease in the average price per pound for raw materials was the recognition of $5.0 million in costs associated with the Company's voluntary early retirement and involuntary separation programs, and increased depreciation expense due to the Company's ongoing efforts to expand its business.

Net loss on disposal of assets decreased by $2.9 million from a loss of $1.2 million for the nine month period ended September 30, 1998 to a net gain of $1.7 million for the same period in 1999 and was due primarily to the 1999 gain on sale of the Company's specialty polymers division and the 1998 write-off of an obsolete asset.

The Company's total interest expense before interest capitalization was $31.5 million for the nine month period ended September 30, 1999 and $25.6 million for the same period in 1998, a $5.9 million increase from 1998. The additional interest expense primarily reflects net increased short and long-term borrowings of $133.4 million since September 30, 1998 necessary to finance the Company's ongoing production capacity expansions, partially offset by a reduction in interest rates. The Company's weighted-average cost of borrowing before interest capitalization for the nine months ended September 30, 1999 and 1998 was 6.1% and 6.5%, respectively. The Company capitalized interest in connection with the capacity expansions of $10.6 million and $5.0 million for the nine months ended September 30, 1999 and 1998, respectively.

The Company's provision for income taxes decreased by $17.8 million from an expense of $8.0 million for the nine months ended September 30, 1998 to a benefit of $9.8 million for the same period in 1999. The decrease in income tax expense was caused primarily by a $52.4 million decrease in pretax income for the nine months ended September 30, 1999 when compared with the same period for 1998.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 1999, the Company's working capital balance decreased by $50.9 million from $5.6 million at December 31, 1998 to a deficit balance of $45.3 million at September 30, 1999. The decrease in working capital is due primarily to net additional short-term borrowings of $39.0 million drawn primarily under the Company's short-term lines of credit (see Notes G and H to the Consolidated Financial Statements). The Company opted to finance approximately one-fourth of its 1999 year-to-date capital expenditures on a short-term basis primarily to utilize the benefit of cost effective short-term financing over its available long-term financing. Other factors that contributed to the decreased working capital include a $14.7 million decrease in inventories and increased current liabilities associated with the start-up of the Company's new polypropylene facility at LaPorte, Texas.

The Company's net cash provided by operating activities increased by $12.3 million, despite the negative cash flow effect of the $35.1 million decrease in net income for the nine month period ended September 30, 1999 when compared with the same period for 1998. The 1999 increase in operating cash flows occurred primarily as a result of the positive cash flow effect of the decreased inventories, a change in the composition of the items comprising accounts payable and other current liabilities, and increased depreciation expense associated with the Company's increased investment in property, plant and equipment.

The Company generally funds its working capital requirements on a short-term basis primarily through borrowings under its discretionary line of credit agreements that have an aggregate available borrowing limit of $40.0 million. The Company intends to refinance a portion of the outstanding short-term borrowings on a long-term basis to the extent rates under available long-term financing decline below rates currently available under short-term financing.

In December of 1996, Aristech arranged for a $50.0 million short-term discretionary line of credit with a commercial bank bearing interest at a variable rate. Effective September 17, 1999, the amount of the discretionary line of credit was reduced by the commercial bank from $50.0 million to $44.9 million. Short-term borrowings drawn under this line of credit amounted to $44.9 million and $45.9 million at September 30, 1999 and December 31, 1998, respectively.

On October 20, 1999, the commercial bank notified Aristech that in view of conditions in the chemical markets in which Aristech participates in general, the recent financial performance of Aristech in particular, and the bank's insufficient returns on its loaned capital, it was terminating the $44.9 million discretionary line of credit. Pursuant to an agreement between Aristech and the commercial bank regarding such termination of the facility, on October 29, 1999, Aristech made a principal repayment of $15.0 million, and on November 30, 1999, Aristech will repay the remaining principal amount outstanding on this facility of $29.9 million.

MC has confirmed with Aristech that they intend to fully support Aristech, including providing any necessary replacement financing at competitive rates.

In September and October 1999, Aristech entered into three interest rate swap agreements aggregating $100.0 million in notional principal amount with a commercial bank as swap counterparty. The swap structure involves the exchange of interest cash flows for a minimum of three years and potentially a maximum of seven years. For the first three years starting November 15, 1999, Aristech will pay a weighted average fixed rate of 6.185% in exchange for receiving a fixed rate of 6.875%, resulting in total savings to Aristech approximating $2.1 million. Subsequently, for the last four years, Aristech is obligated to pay a variable rate equal to six-month LIBOR in exchange for receiving a fixed rate of 6.875%. The swap counterparty has the option to terminate the arrangement on selected dates during the final four years of the arrangement.

During 1999, the Company implemented measures to reduce certain of its future operating and selling, general and administrative expenses. As one of the measures, an incentive was offered to employees covered under the Aristech Salaried Pension Plan to voluntarily elect early retirement in exchange for certain increased pension and severance benefits. The additional costs incurred by the Company for the voluntary retirees, totaled $2.4 million for the nine months ended September 30, 1999. In addition to the cost reduction measures under the voluntary retirement program, the Company commenced an involuntary separation program. The additional costs incurred by the Company for the involuntary separation program totaled $2.6 million for the nine months ended September 30, 1999. Any remaining costs associated with the involuntary separation program will not have a material adverse effect on the Company's financial position, results of operations or its cash flows. The benefits of the Company's cost reduction measures will primarily affect years subsequent to 1999.

On March 10, 1999, the Company's Board of Directors declared a cash dividend of $242 per common share payable on March 31, 2000, to stockholders of record as of March 10, 1999. The total amount of the dividend was $3.6 million.

The Company anticipates that the remaining outstanding fixed capital commitments connected to the capacity expansion program, and future working capital requirements will be funded by cash flows from operations, additional borrowings under existing line of credit agreements, and an agreement to be arranged with MC.

CAPITAL EXPENDITURES

The Company continued to invest in plant capacity expansion during 1999 as evidenced by capital expenditures totaling $154.2 million. The 1999 capital expenditures have been funded by cash flows from operating activities, net short-term borrowings of $39.0 million and net additional long-term borrowings of $73.0 million, offset by a $8.4 million reduction in the accounts receivable financing facility. Both the 1999 and 1998 capital expenditures reflect planned production capacity expansions within its phenol product line at Haverhill, Ohio, its polypropylene product line at LaPorte, Texas, and its acrylic sheet product line at Florence, Kentucky. During the third quarter of 1999, the Company completed and placed in service its new polypropylene facility at LaPorte, Texas. At September 30, 1999, the Company has remaining outstanding fixed commitments for capital expenditures totaling $13.9 million.

YEAR 2000 READINESS DISCLOSURE

The Company's Year 2000 ("Y2K") project team is working on making the Company's systems, both information technology and non-information technology, ready for the next millennium. The team has completed its assessment phase for Y2K impacts and costs of upgrading or replacing systems that are not Y2K ready, and testing and monitoring systems for Y2K readiness. Current efforts are focused on testing and reviewing work that has been completed. The Company believes that its internal systems are ready for the millennium change to occur, and will not cause any significant disruption to its ability to do business. Costs incurred from inception through September 30, 1999 were approximately $7.7 million.

The Company is contacting major customers and suppliers to seek assurance of their intent to be Y2K ready, and is responding to customer requests for information on the Company's Y2K project. The Company cannot control whether third parties, including governments, upon which the Company relies will be fully Y2K compliant by December 31, 1999.

Despite the Company's belief that its systems are Y2K ready, the failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K project is expected to significantly reduce its level of uncertainty about the Y2K problem including the possibility of significant interruptions of normal operations and, in particular, about the Y2K compliance and readiness of others with whom it has material commercial arrangements.

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

The Company does, however, focus on its interest rate risk management primarily to minimize risk and reduce the overall cost of funding provided to the Company. The Company has strategically financed its business expansion with diverse and cost-effective debt instruments at both fixed and variable interest rates. The majority of the Company's variable rate long-term debt is currently based on the London Interbank Offered Rate ("LIBOR"). A hypothetical 1% increase in the interest rate for the Company's variable rate long-term debt would increase annual interest expense by approximately $3.6 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into effect other changes that might occur in the economic environment due to such changes in short-term interest rates. The Company's debt instruments are monitored continually to eliminate, to the extent possible, any significant interest rate risk exposure.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Effective October 6, 1999, the employment of Charles P. Costanza was terminated as a result of the elimination of the position of Senior Vice President - Manufacturing.

         Effective October 7, 1999, the employment of Mark K. McNally was terminated as a result of the elimination of the position of Senior Vice President - General Counsel and Secretary.

         Effective October 8, 1999, Matthew C. Cairone was elected as General Counsel and Secretary by the Executive Committee of the Board of Directors of Aristech.

         On November 2, 1999, Michael J. Prendergast informed Aristech of his intention to resign as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Prendergast will continue to serve in his current capacity with Aristech until November 8, 1999.

         Effective November 8, 1999, Michael P. DiClemente was elected Treasurer by the Executive Committee of the Board of Directors of Aristech.

         Effective November 8, 1999, Gregory Cummings, currently the Corporate Comptroller, was appointed by the Executive Committee of the Board of Directors of Aristech to serve as the Acting Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

     On October 21, 1999, H. Patrick Jack, Aristech's President and Chief Operating Officer executed a Form of Change in Control Agreement with Aristech Chemical Corporation which is hereby incorporated by reference (See Exhibit 10.06 of the Company's Form S-4 filed December 16, 1996) and which is effective as of September 28, 1998.

     On November 12, 1999, Dennis R. Henderson, Aristech's Senior Vice President-Chemicals executed a Form of Change in Control Agreement with Aristech Chemical Corporation which is hereby incorporated by reference (See Exhibit 10.06 of the Company's Form S-4 filed December 16, 1996) and which is effective as of July 1, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Aristech Chemical Corporation


                                             By /s/   GREGORY CUMMINGS
                                                ----------------------
                                                Gregory Cummings
                                                Corporate Comptroller and
                                                Acting Chief Financial Officer

November 12, 1999