Form 10-K
period 1999-12-31
ARISTECH CHEMICAL CORP
filed 2000-03-30
CIK 804104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 1999

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

              210 Sixth Avenue, Pittsburgh, Pennsylvania 15222-2611
                    (Address of principal executive offices)

                  Registrant's Telephone Number: (412) 316-2747

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 30, 2000: Not determinable.

Common Stock outstanding at March 30, 2000:  14,908 shares.

Documents Incorporated by Reference:  None

                                     INDEX

                                                                                                Page
                                                                                                ----
PART I

     Item 1.   Business                                                                            3

     Item 2.   Properties                                                                         12

     Item 3.   Legal Proceedings                                                                  12

     Item 4.   Submission of Matters to a Vote of Security Holders                                12

PART II

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters                                                              12

     Item 6.   Selected Financial Data                                                            13

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                              13

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                         19

     Item 8.   Financial Statements                                                               20

     Item 9.   Changes in and Disagreements with Accountants On
                 Accounting and Financial Disclosure                                              39

PART III

     Item 10.  Directors and Executive Officers of the Registrant                                 39

     Item 11.  Executive Compensation                                                             42

     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management                                                                       49

     Item 13.  Certain Relationships and Related Transactions                                     50

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                                                      50

SIGNATURES                                                                                        52

PART I

ITEM 1. BUSINESS


THE COMPANY

Aristech Chemical Corporation ("Aristech") was incorporated under the laws of the State of Delaware on October 14, 1986, and began doing business on December 4, 1986.

On October 1, 1997, Aristech formed a joint venture with Mitsubishi Rayon Co., Ltd. ("MRC") to manufacture and sell acrylic sheet and decorative surfacing products. Aristech's former acrylic sheet division was reorganized as Aristech Acrylics LLC ("AALLC"), a Kentucky limited liability company in which Aristech holds a 90% ownership interest. Dianal America, Inc. ("DAI"), a wholly owned U.S. subsidiary of MRC, holds a 10% ownership interest in AALLC.

The "Company" refers to Aristech and Avonite, Inc. (a New Mexico corporation and a 60% owned consolidated subsidiary, hereinafter "Avonite", for on and after July 1, 1996) and AALLC (for on and after October 1, 1997).

GENERAL

The Company is a producer and marketer of chemical and polymer products with total annual rated production capacity in excess of four billion pounds. The Company's operations are divided into two reportable operating segments:
Chemicals and Polymers. The Company's Chemicals reportable operating segment consists of the aggregation of its Phenol and Plasticizer and related products. The Polymers reportable operating segment consists of the aggregation of its polypropylene and acrylic sheet products. These chemical and polymer products provide the Company with a diversified revenue base. While many of the Company's products are considered commodities, the Company's production of polypropylene and acrylic sheet has been increasingly directed toward more specialized, higher margin products. There is significant vertical integration among the Company's products, providing the Company with supplies of certain of its raw materials. The Company also has a diverse customer base, with no single customer comprising more than 8% of gross revenues during 1999. End-use markets for the Company's products include automotive components, home and office construction, appliances, modular tubs/showers, whirlpools, spas, apparel, packaging, medical supplies, signs and a wide range of consumer products. Each segment has its own dedicated sales force responsible for domestic sales. Sales for export markets, which accounted for approximately 21% of total sales in 1999, are either handled directly, through distributors or with independent representatives. Financial information concerning the Company's two reportable operating segments are included herein under Item 8, Note J to the Consolidated Financial Statements.

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

                                   (Million Pounds)
                                    Annual Current                    Typical End                              Plant
        Product Produced            Rated Capacity                  Use of Product                           Locations
        ----------------            --------------                  --------------                           ---------
CHEMICALS

     2-Ethylhexanol                            280     Plasticizers, Acrylates, Resins, Surfactants        Pasadena, TX
                                                       Defoamers and Lube Additives

     Acetone                                   584     Solvent, Acrylic Plastic and Bisphenol-A            Haverhill, OH

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

     Aniline                                   150     Rigid Polyurethane and Rubber Chemicals             Haverhill, OH

     Bisphenol-A                               215     Engineering Plastics, Epoxy Resins and              Haverhill, OH
                                                       Flame Retardants

     Cumene Hydroperoxide                       16     Polymerization Catalyst                             Haverhill, OH

     Diphenylamine                              25     Rubber Chemicals and Lube Additives                 Haverhill, OH

     Phenol                                    942     Phenolic Resins and Bisphenol-A                     Haverhill, OH

     Plasticizers                              210     Flexible Vinyl                                      Neville Island, PA

     Phthalic Anhydride                        265     Plasticizers, Unsaturated Polyester Resins,         Pasadena, TX
                                                       Alkyd Paints and Molding Resins


POLYMERS

     AALLC-Acrylic Sheet                       120     Outdoor Signs, Lighting Fixtures, Modular           Florence, KY
                                                       Tub and Shower Units, Spas, Whirlpool Units,
                                                       Vanity and Kitchen Countertops, and
                                                       Interior and Exterior Wall Cladding

     Avonite-Polyester Sheet           2.5 million     Vanity and Kitchen Countertops and Other            Belen, NM
                                       Square Feet     Decorative Architectural Applications

     Polypropylene                           1,378     Automotive Parts, Fibers, Battery Casings           LaPorte, TX
                                                       Consumer and Medical Products, Packaging            Neal, WV
                                                       Films, Strapping and Housewares

CHEMICALS

The following is a narrative of the chemicals produced and marketed by Aristech. Aristech's chemical products are produced with processes using licensed technology, except for cumene hydroperoxide ("CHP") and diphenylamine ("DPA") technologies that were developed internally by Aristech.

2-ETHYLHEXANOL. 2-Ethylhexanol ("2-EH") is a commodity intermediate chemical used in the manufacture of organic chemical products. Plasticizers are the major market for 2-EH and account for approximately half of total domestic 2-EH consumption and over three-quarters of global consumption. The main raw materials used in 2-EH are propylene and natural gas. Aristech has entered into supply contracts for natural gas and propylene, and both are also available on the spot market. Aristech used approximately 30% of its 2-EH production in 1999 as a raw material for plasticizers. The remainder of the 2-EH produced by Aristech is sold primarily in the merchant export market. Competition is based primarily on price.

ACETONE. Acetone is used as a solvent for paints, varnishes, lacquers and vinyl resins, and as a raw material for a wide range of chemicals such as methyl methacrylate ("MMA"), bisphenol-A ("BPA"), methyl isobutyl ketone and others. Approximately 37% of Aristech's acetone production was used as a raw material for the toll production of MMA for AALLC and internally for BPA in 1999, with the remainder being sold to the merchant market. Aristech's 1997 phenol unit expansion resulted in increased acetone production capacity by 44 million pounds annually. Aristech completed the addition of a third unit at the Haverhill, Ohio plant in November of 1999. The new unit is capable of producing 150 million pounds of acetone annually, increasing the total annual acetone capacity to 584 million pounds.

ALPHAMETHYLSTYRENE. High-purity alphamethylstyrene ("AMS"), a low volume product, is used to increase heat distortion temperature and provide strength in ABS resins. Capital expansions increased AMS production capacity by nearly 50% in 1997. Aristech's production is sold in the merchant market or hydrogenated to cumene.

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

BPA. BPA is an organic chemical intermediate that is produced from phenol and acetone. BPA is consumed mainly in the production of polycarbonate and epoxy resins, but increasing amounts are used to produce flame retardants, polysulfone resins, phenoxy resins and polyester resins. The raw materials for BPA are internally produced phenol and acetone. Approximately 65% of Aristech's BPA trade sales were sold to export markets during 1999. Aristech also purchases and resells BPA through agreements with Mitsubishi Chemical Corporation ("MCC") to supplement its own production.

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

In 1999, Aristech sold approximately 59% of its total production of phenol into the merchant market. Exports of phenol represented approximately 12% of Aristech's total phenol trade sales in 1999. An expansion in the phenol unit, completed in the fourth quarter of 1997, increased annual production capacity at the Haverhill, Ohio plant by 70 million pounds. During 1999, a significant capital expansion occurred through the addition of a third phenol unit. Completed in November of 1999, the new unit is capable of producing 242 million pounds of phenol annually, increasing the total annual phenol capacity at the Haverhill, Ohio plant to 942 million pounds.

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

PHTHALIC ANHYDRIDE. Phthalic anhydride ("PA") is a commodity intermediate chemical used in the manufacture of organic chemical products, such as plasticizers, unsaturated polyester resins, alkyd paint and molding resins. PA is manufactured from orthoxylene, a petrochemical commodity purchased from a number of sources under supply agreements, and it is also available on the spot market. Aristech consumed approximately 27% of PA production in 1999 as a raw material for plasticizers, with the remainder sold to the merchant market. Competition is based primarily on price.

POLYMERS

The following is a narrative of the polymers produced and marketed by Aristech. The Company's polymers consist of AALLC's acrylic sheet products, Avonite's polyester sheet products and Aristech's polypropylene products.

AALLC-ACRYLIC SHEET. AALLC produces acrylic sheet. Acrylic sheet is a polymeric product produced in specialty and commodity grades. Applications include bathtubs, modular tubs/showers, spas, whirlpool units, glazing, skylights, sign facia, vanity and kitchen countertops, interior and exterior wall cladding, and other decorative uses. All sales of acrylic sheet are in the merchant market.

The primary feedstock for acrylic sheet is MMA, which is currently obtained through third party toll conversion using acetone produced at Aristech's Haverhill, Ohio plant.

AALLC produces acrylic sheet using the continuous cast method. This process permits AALLC to produce cross-linked sheet products of significantly greater widths and lengths than are obtainable from the more commonly used cell-cast or extrusion methods. AALLC's acrylic sheet is produced at its Florence, Kentucky plant that is equipped with four continuous casters. Design, operation and maintenance of the continuous casters represent significant proprietary technology of AALLC. AALLC is one of five domestic producers of cast acrylic sheet products and one of two that use the continuous cast method. The Florence plant completed an expansion in February of 2000, which added 44.5 million pounds of capacity, increasing the total annual capacity at the plant to 120 million pounds.

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

Aristech sells substantially all of its output of polypropylene to the merchant market. Exports, primarily to the Far East, represented approximately 6% of polypropylene sales in 1999. Imports are not a significant factor in the domestic market.

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

The Neal, West Virginia plant utilizes Spheripol-technology developed by Montedison S.p.A. and licensed from Technipol B.Y. The LaPorte, Texas plant utilizes both Spheripol-technology and licensed high-yield catalyst technology. A significant expansion occurred at the LaPorte, Texas plant during 1999 with the construction of a new polypropylene unit. The new unit, completed in September of 1999, is capable of producing 550 million pounds of polypropylene annually, increasing Aristech's total annual polypropylene capacity to approximately 1.4 billion pounds.

ORDER BACKLOG

Normally, significant customer orders are placed during the same month that shipment is requested and orders placed for future delivery are subject to revision or cancellation. For these reasons, the Company does not consider order backlog to be a meaningful indication of future business activity for its businesses.

EMPLOYEE RELATIONS

The Company employs approximately 1,550 people. This is a decrease from the prior year of approximately 200 employees as a result of the Company's voluntary early retirement and involuntary separation programs. The majority of these reductions occurred in the salaried workforce and specifically targeted a reduction in selling general and administrative expenses. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

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

RESEARCH AND DEVELOPMENT

The Company's research and development activities are conducted at research centers at Monroeville, Pennsylvania and Pittsburgh, Pennsylvania, and augmented by product development and technical service groups directly attached to the polypropylene and plasticizers businesses and AALLC. In June of 2000, the research functions performed at the Monroeville location will be moved to the Pittsburgh location and the Monroeville facility will be closed.

PATENTS AND TRADEMARKS

The Company possesses a substantial body of technical know-how and trade secrets and owns approximately 118 United States patents applicable to all phases of its business, including product formulations and production processes. The Company considers its know-how, trade secrets and patents important to the conduct of its business, although no individual item is considered to be material to the business. Certain plants use technology licensed from others. Royalty expense on these licenses amounted to $4.8 million in 1999, $4.5 million in 1998, and $3.9 million in 1997. AALLC also has licensed its Acrysteel(R) technology to MRC. Aristech is entitled to receive royalties under certain circumstances for two stage cleavage technology used in the production of phenol and acetone, which is licensed by a third party to MCC.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

The Company (and the industry in which it competes) is subject to pervasive environmental laws and regulations concerning the production of chemicals, emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials, and is also subject to other Federal and state laws and regulations regarding health and safety matters. These laws and regulations are constantly evolving and it is impossible to predict accurately the effect these laws and regulations will have on the Company in the future.

Each of the Company's production facilities has permits and licenses regulating air emissions and water discharges. Each of these production facilities that requires permits for the treatment, storage or disposal of hazardous waste has interim or final permits. Some permits and licenses, including all for hazardous waste treatment, storage or disposal, require that the holder meet financial responsibility criteria. The Company currently meets the financial responsibility criteria required for holding hazardous waste permits and licenses by meeting the requirements of a financial test mechanism under applicable state or federal regulation.

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

In some cases, compliance can only be achieved by capital expenditures. In 1999, the Company spent approximately $3.6 million for environmentally related capital expenditures. Based upon preliminary estimates of capital expenditures for environmental projects at existing facilities and without any detailed engineering or other technical planning, the Company broadly estimates that expenditures for 2000 and 2001 will total $4.6 million in the aggregate.

The Company's facilities for many years have shipped waste materials to third party sites for treatment and/or disposal. As a result of these practices, the Company is currently involved in investigative or cleanup projects under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or comparable state laws at 28 sites. Based on currently available information, the Company initially reserved $6.0 million in aggregate for its share of costs associated with certain of these sites. The Company spent approximately $1.0 million on cleanup at these sites during 1999, reducing the liability balance to $5.0 million at year end. No amount has been reserved for a majority of such sites, since amounts are included only when costs are reasonably estimable. At seventeen of the sites, either the regulatory agency has indicated that no further action will be required or the Company has settled out as a de minimis party. It is possible that the Company may be involved in future investigations and cleanups of other sites to which the Company sent waste materials. The Company cannot predict such future liabilities with accuracy.

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

The New Jersey Industrial Sites Recovery Act requires that Aristech investigate site conditions at its former manufacturing facility in Linden, New Jersey (currently operated as a warehouse and distribution facility) to assess the type and extent of contamination that may be present. Aristech has submitted a Remedial Investigation/Remedial Action Plan (the "Plan") to the New Jersey Department of Environmental Protection (the "NJDEP") with respect to this facility. Aristech has performed certain remedial actions pursuant to the Plan with the approval of the NJDEP at a cost of approximately $0.5 million. The remaining remedial actions proposed by the Plan, currently estimated to cost $0.5 million, have not been approved by the NJDEP. Aristech cannot predict whether the NJDEP will approve the remainder of the Plan as proposed, whether additional cleanup conditions, if any, may be imposed, or the costs of any such additional cleanup conditions.

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

In an effort to reduce future selling, general and administrative expenses, the Company terminated the lease for its executive offices in the USX Tower building in downtown Pittsburgh. The lease, originally set to expire on July 31, 2001, was terminated effective March 31, 2000. The Company incurred a net penalty for early termination of the lease in the amount of $.4 million. The Company signed a new ten-year lease for office space at the One Oliver Plaza building, also located in downtown Pittsburgh. The new lease commenced on March 15, 2000, and the executive offices were relocated to One Oliver Plaza on March 17, 2000. The Company anticipates that this move will save approximately $18.4 million on lease payments over the next ten years.

The Company also terminated its lease of the research facility in Monroeville effective June 26, 2001. This lease was originally set to expire on June 26, 2006. The Company will incur an early cancellation fee of $.4 million. The research functions currently performed at the Monroeville site will be transferred to the polypropylene technical center, which will be renamed the research and technology center, and the Monroeville facility will be closed.

ITEM 3. LEGAL PROCEEDINGS

The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business. A discussion with regards to these matters is included in Note K to the Consolidated Financial Statements at
Item 8, and "Environmental, Health and Safety Matters" at Item 1.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not an established public trading market for Aristech's shares of common stock. Aristech declared a cash dividend of $242 per common share on March 10, 1999, to stockholders of record on that date, payable on March 31, 2000. The total amount of the dividend declared was $3.6 million. Cash dividends of $4.0 million were paid during the year ended December 31, 1998. At December 31, 1999, there were four holders of Aristech's common stock (See Item 12).

ITEM 6. SELECTED FINANCIAL DATA

                                                                   Year Ended December 31:
                                                             (In millions except per share data)

                                        1999               1998              1997              1996              1995
                                     ----------         ----------        ----------        ----------        ----------
INCOME STATEMENT DATA
    Sales                            $    786.1         $    830.8        $    897.4        $    906.6        $  1,023.3
    Net Income (Loss) From
      Continuing Operations               (34.9)              14.4               8.0              33.3              60.2


BALANCE SHEET DATA
    Total Assets                     $  1,348.4         $  1,182.1        $  1,097.5        $  1,013.8        $  1,090.0
    Long-term Obligations
      Due After One Year                  593.3              451.0             365.7             309.9             623.2

    Cash Dividends Declared
      Per Common Share               $      242         $      268        $      558        $    1,990        $       --

See Item 1. "Business - Disposition of Certain Businesses"


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in connection with the information contained in the Consolidated Financial Statements and the notes thereto.

FORWARD-LOOKING INFORMATION

This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by these sections. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "projected," "contemplates" or "anticipates" or other comparable terminology and appear throughout this report. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. No assurance can be given that actual results covered by forward-looking statements will be achieved. Actual results may differ materially from those expressed in forward-looking statements due to the inherent risks and uncertainty in predicting future events, such as the general state of the economy and political and economic stability in foreign countries. Changes in prevailing governmental policies and regulatory actions such as new accounting standards, changes in taxation requirements (including rate changes, new tax laws, or revised tax law interpretation) and new laws in domestic or foreign jurisdictions could also adversely impact the accuracy of forward-looking statements. Additional important factors that could cause the Company's results to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

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

DEPENDENCE ON SIGNIFICANT SUPPLIERS. A number of the Company's suppliers provide a significant amount of raw materials, and if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply contracts, or if such contracts could not be renewed or replaced upon expiration, raw materials costs incurred by the Company could increase substantially.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998.

During 1999, the Company's net sales decreased by $44.7 million or 5% from $830.8 million in 1998 to $786.1 million in 1999. This decrease is primarily due to a 6% decline in average net selling price per pound shipped, partially offset by a 1% increase in overall shipment volumes from 1998 to 1999. Net sales for Chemicals decreased by $53.2 million or 11% from 1998, which was caused by a 9% decline in the average selling price per pound shipped and a 2% decrease in shipment volumes. The average net selling prices for Polymers decreased by 3% in 1999, but shipment volumes increased by 7%. This resulted in a net $11.5 million or 3% increase in Polymers sales.

Total operating costs increased by $32.9 million or 4% from $781.1 million in 1998 to $814.0 million in 1999. Cost of sales increased by $26.9 million in 1999 primarily due to a 5% increase in the average cost per pound for raw materials. Raw materials account for approximately two-thirds of the Company's total cost of sales. The average cost per pound for cumene, the Chemicals operating segment's primary raw material, increased by approximately 7%, while the cost per pound for propylene, the Polymers operating segment's primary raw material, increased approximately 1% in 1999. Conversion costs, which represent the remaining one-third of the Company's cost of sales, increased by $7.6 million or 3% in 1999. This increase was due primarily to one time charges associated with voluntary early retirement and involuntary separation programs instituted during 1999, start-up costs for the new production units at the Haverhill, Ohio and LaPorte, Texas plants during the fourth quarter, and increased costs associated with planned maintenance turnarounds. Partially offsetting was a favorable lower of cost or market inventory adjustment of $7.6 million.

Selling, general and administrative expenses decreased by $3.0 million or 5% primarily due to the Company's efforts to aggressively control and reduce these expenditures in 1999, which included an 11% reduction in the Company's headcount through the voluntary early retirement and involuntary separation programs. Also contributing to the overall increase in total operating costs was a $9.0 million or 17% increase in depreciation and amortization as a result of the capital expansions completed during 1999.

Operating income (loss) decreased by $77.6 million or 156%, from operating income of $49.7 million in 1998 to an operating loss of $27.9 million in 1999. Both the Chemicals and Polymers segments sustained operating losses during 1999 primarily due to declining margins in several major product lines.

Gain (loss) on disposal of assets, net increased by $2.7 million from a loss of $1.3 million in 1998 to a gain of $1.4 million in 1999. This increase was primarily due to the $1.5 million gain on the sale of the Company's specialty polymers division in July 1999.

The Company's total interest expense before interest capitalization increased by $9.0 million or 26% from $34.1 million in 1998 to $43.1 million in 1999. The additional interest expense reflects net increased long-term borrowings of $142.3 million since December 31, 1998. The additional debt was utilized primarily to finance the Company's ongoing production capacity expansion program. Partially offsetting the impact of the increased debt levels was a decrease in interest rates. The Company's weighted-average cost of borrowing before interest capitalization was 6.2% in 1999 and 6.4% in 1998. The Company capitalized interest in connection with the capacity expansions of $11.2 million and $7.4 million in 1999 and 1998, respectively.

The Company's provision (benefit) for income taxes decreased by $32.9 million from an expense of $6.3 million in 1998 to a benefit of $26.6 million in 1999. The decrease in income tax expense was caused primarily by a pre-tax operating loss of $56.2 million in 1999 versus pre-tax operating income of $23.0 million in 1998. The Company carried these tax losses back two prior years to recover federal income taxes paid during those periods. The Company filed for, and received, this refund of income taxes in January 2000. The amount of the refund was $18.4 million.

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

Operating income (loss) for 1998 remained consistent with 1997; however, the Chemicals operating segment increased its operating income by $14.8 million, while Polymers operating income decreased by $16.8 million. The Chemicals increase came primarily as a result of the increased shipment volumes in addition to higher margins for Phenol and BPA. For Polymers, the 4% increase in shipment volumes from 1997 to 1998 was not sufficient to offset the decline in the spread between net selling prices and raw material costs.

Gain (loss) on disposal of assets, net decreased by $7.9 million from 1997 to 1998 from a loss of $9.2 million to a loss of $1.3 million, primarily due to the 1997 write-off of deferred engineering costs associated with the Company's consideration of a cumene/phenol complex at Garyville, Louisiana.

The Company's total interest expense before interest capitalization increased by $9.6 million or 39% from $24.5 million in 1997 to $34.1 million in 1998. The additional interest expense primarily reflects net increased borrowings to fund the Company's production capacity expansions. The Company's weighted-average cost of borrowing before interest capitalization was 6.4% in 1998 and 6.5% in 1997. The Company capitalized interest in connection with the capacity expansions of $7.4 million and $0.9 million in 1998 and 1997, respectively.

The effective rates on the Company's provision (benefit) for income taxes were 27% and 53% for 1998 and 1997, respectively. The decrease in the effective rate from 1997 to 1998 was caused primarily by the recognition of income tax benefits resulting from the anticipated utilization of tax credits originating from the Company's ongoing production capacity expansions, income tax refunds related to prior years' foreign sales and lower pretax income during 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996.

Operating income (loss) for 1997 was income of $51.7 million on sales of $897.4 million compared with income of $107.6 million in 1996 on sales of $906.6 million. The reduction in operating income reflects reduced margins in most of the Company's product lines compared to the prior year. Higher raw materials and conversion costs more than offset slightly higher product selling prices. Raw materials and conversion costs increased 8% in 1997 compared to 1996 while overall average net selling prices increased just 1% in 1997 over 1996. Sales volumes declined 1% in 1997 compared with the prior year period. In addition, the Company's operating income in 1997 declined compared to 1996 due to the sale of the Coal Chemicals Business in March 1996. That business contributed $2.6 million in operating income in 1996.

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

Selling, general and administrative expenses increased $3.9 million or 8% in 1997 compared to the prior year due, in large part, to the consolidation of expenses relating to Avonite. Selling, general and administrative expenses for Avonite were $5.7 million in 1997 as compared to $2.3 million in 1996. Avonite became a consolidated subsidiary on July 1, 1996.

Gain (loss) on disposal of assets, net was a loss of $9.2 million in 1997, an increase of $1.3 million compared to the prior year period. The loss on disposal of assets in 1997 was primarily attributable to the write-off of deferred engineering costs associated with the Company's consideration of a cumene/phenol complex at Garyville, Louisiana.

Interest expense was $23.6 million in 1997 as compared to $37.9 million for the prior year. The $14.3 million decrease in interest expense resulted primarily from the conversion of $179.5 million in principal amount of the Company's payment-in-kind debentures to common stock on September 30, 1996.

The provision (benefit) for income taxes for 1997 was a provision of $9.3 million compared with a provision of $27.6 million for the prior year. The Company's effective tax rate has increased to 53% in 1997 from 45% in 1996 as a result of the amortization of excess of cost over assets acquired and lower pre-tax income.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital balance at December 31, 1999, was $13.2 million, as compared to $5.6 million and $74.6 million at December 31, 1998 and 1997, respectively. The $7.6 million increase in working capital during 1999 was due primarily to the increase in cash and equivalents, receivables, and the subordinated note receivable from a related party, partially offset by a $57.5 million increase in current liabilities. The increase in cash and equivalents was primarily due to the timing of cash payments and corresponds with the increase in accounts payable. The increase in receivables was due primarily to the recording of an $18.4 million tax refund receivable as a result of the Company's net taxable loss in 1999. Also contributing was the increased sales activity at the end of the year as a result of the start-up of the new phenol line at the Haverhill, Ohio plant and the new polypropylene line at the LaPorte, Texas plant. The increased sales activity also resulted in increased activity with Aristech Receivables Company LLC, resulting in the increase in the subordinated note receivable from a related party. The increase in current liabilities was driven by a $53.1 million increase in accounts payable resulting primarily from an increase in the prices of raw materials. The $69.0 million decrease in working capital from 1997 to 1998 was primarily due to the sale of receivables in 1998 to finance a portion of the Company's capacity expansion program.

The Company's net cash provided by operating activities was $41.9 million, $49.9 million and $68.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The $8.0 million decrease from 1998 to 1999 was primarily due to the negative cash flow impact of the $49.3 million decrease in net income from 1998. Partially offsetting was the favorable impact of the increase in accounts payable previously mentioned and an increase in depreciation expense as a result of the recent capital expansions. The $18.4 million decrease in operating cash flows from 1997 to 1998 occurred primarily as a result of changes in the Company's working capital requirements.

The Company during 1997 and 1998 funded its short-term working capital requirements primarily through borrowings on a $50.0 million discretionary line of credit with a commercial bank. During the first half of 1999, the Company obtained two additional discretionary lines of credit with commercial banks to supplement the existing line of credit. The total aggregate borrowing capacity on the new lines of credit was $40.0 million and the Company had fully drawn on these lines of credit by September 30, 1999. Effective September 17, 1999, the amount of the $50.0 million discretionary line of credit was reduced by the commercial bank to $44.9 million. The commercial bank notified Aristech on October 20, that it was terminating the $44.9 million discretionary line of credit in view of conditions in the chemical markets in which Aristech participates in general, the recent financial performance of Aristech in particular, and the bank's insufficient returns on its loaned capital. Pursuant to an agreement between Aristech and the commercial bank regarding such termination of the facility, Aristech made principal repayments of $15.0 million on October 29, and $29.9 million on November 30, extinguishing this line of credit.

On November 30, 1999, the Company entered into a second $70.0 million revolving loan agreement with MIC ("Revolving Loan 2"). This loan was arranged to repay the balance outstanding under the $50.0 million short-term discretionary line of credit with a commercial bank and to provide increased operating flexibility. This is a variable-rate loan with an original maturity date of March 31, 2000, subject to renewal. In accordance with MC's intent to provide funding support to the Company, the loan was renewed by MC effective as of March 29, 2000, and extended to March 31, 2001. As of December 31, 1999, the outstanding balance on Revolving Loan 2 was $28.0 million. This revolving loan is unconditionally and irrevocably guaranteed by MC.

During November 1999, MC provided additional support to the Company by committing to guarantee up to $190.0 million of the Company's obligations to March 31, 2000. Revolving Loan 2 utilized $70.0 million of this commitment. Effective as of March 15, 2000, this $190.0 million commitment was renewed to March 31, 2001.

Effective as of March 6, 2000, the Company arranged for a third revolving loan with MIC in the amount of $30.0 million ("Revolving Loan 3"). This is a variable-rate loan with an original maturity date of March 31, 2000, subject to renewal. In accordance with MC's intent to provide funding support to the Company, the loan was renewed by MIC effective as of March 29, 2000, and extended to March 31, 2001. The loan utilized a portion of MC's commitment to guarantee up to $190.0 million of the Company's obligations to March 31, 2001. As of March 30, 2000, there were no outstanding borrowings under Revolving Loan 3.

Effective as of March 29, 2000, the Company increased the maximum borrowing limit of the trade receivables financing facility between Aristech Receivables Company LLC and Morgan Guaranty Trust Company of New York to $100.0 million and renewed the facility for an additional 364 days to March 28, 2001.

The Company's financing activities during the past three years have primarily consisted of additional net borrowings on long-term debt of $279.8 million and the sale of receivables with net proceeds of $83.8 million. The proceeds from financing activities have been utilized primarily to fund the Company's capital expansion program.

During the first quarter of 1999, the Company implemented measures to reduce future operating costs, including selling, general and administrative expenses. As one of the measures, incentives were offered to employees covered under the Aristech Salaried Pension Plan to voluntarily elect early retirement in exchange for certain increased pension benefits. In addition to the voluntary retirement programs, the Company instituted an involuntary termination program during 1999. In connection with these programs, the Company has recorded one-time estimated charges totaling $10.5 million and reduced its headcount by approximately 200 employees or 11%. The Company anticipates that any remaining costs associated with these programs will not have a material adverse effect on the Company's financial position, results of its operations or its cash flows. The Company anticipates future annual cost savings of approximately $14.9 million associated with the reduction in personnel.

The Company anticipates that the remaining outstanding fixed capital commitments connected to the capacity expansion program, and future working capital requirements will be funded by cash flows from operations or, if necessary, additional borrowings from existing or replacement facilities.

CAPITAL EXPENDITURES

The Company's capital expenditures were $162.4 million in 1999, $231.8 million in 1998 and $101.9 million in 1997. Capital expenditures in the three-year period ended December 31, 1999 primarily reflect production capacity expansions within the phenol product line at the Haverhill, Ohio plant, the polypropylene product line at the LaPorte, Texas plant, and the acrylic sheet product line at AALLC's Florence, Kentucky plant. The capacity expansions at the LaPorte, Texas and Haverhill, Ohio plants were completed in September and November of 1999, respectively. The capacity expansion at AALLC was completed in February of 2000. Capital expenditures in 1999 were funded by cash flows from operations and net additional long-term borrowings of $142.3 million. Capital expenditures in 1998 were funded from cash flows from operations, net additional long-term borrowings of $97.4 million and $82.1 million in proceeds from the sale of trade receivables. The 1997 capital expenditures were funded by cash flows from operations and net additional long-term borrowings of $40.1 million. At December 31, 1999, the Company had remaining outstanding fixed commitments for capital expenditures totaling $10.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect of this standard on its financial position or results of operations.

YEAR 2000 DISCLOSURE

The Company's Year 2000 ("Y2K") preparations were substantially completed in late 1999 at a total cost of approximately $8.0 million. Remaining expenditures related to system upgrades and other Y2K projects are expected to be minimal. The Company experienced no significant problems as a result of Y2K, either internally or from external sources such as suppliers and customers, and does not anticipate any future problems to occur as a result of Y2K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately 79% of the Company's sales are sold domestically, with the remaining 21% representing export sales. Sales in currencies other than the US dollar are insignificant thereby minimizing any market risk exposure due to changes in foreign exchange rates. However, the Company, in connection with its ongoing capacity expansion, purchased certain machinery and equipment at amounts denominated in foreign currencies that were hedged to optimize the US dollar value. Any gain or loss resulting from the purchased machinery will not have a significant effect on the Company's results of operations.

The Company does not currently engage in any significant investing activities as available funds are used for business expansion, thereby eliminating any investment-related market risk exposure.

The Company does, however, focus on interest rate risk management primarily to manage the overall cost of funding provided to the Company. The Company has strategically financed its business expansion with diverse and cost-effective debt instruments at both fixed and variable interest rates. The majority of the Company's variable-rate, long-term debt is currently based on the London Interbank Offered Rate ("LIBOR"). During 1999, the Company entered into three interest rate swap agreements aggregating $100.0 million in notional principal amount with a commercial bank. The purpose of the agreements is to help the Company further manage its overall cost of borrowing. The swap structure involves the exchange of interest cash flows for a minimum of three years and potentially a maximum of seven years. For the first three years beginning November 15, 1999, the Company will pay a weighted average fixed interest rate of 6.185% in exchange for receiving a fixed interest rate of 6.875%, resulting in total savings to the Company of approximately $2.1 million over the first three years. Interest expense was correspondingly reduced by $.1 million in 1999. Subsequently, for the last four years of the agreements, the Company is obligated to pay a variable interest rate equal to the six-month LIBOR in exchange for receiving a fixed interest rate of 6.875%. The swap counterparty has the option to terminate the agreements on selected dates during the final four years of the agreements.

A hypothetical 1% increase in the interest rate for the Company's variable-rate, long-term debt would increase annual interest expense by approximately $3.3 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into effect other changes that might occur in the economic environment due to such changes in short-term interest rates. The Company's debt instruments are monitored daily to eliminate, to the extent possible, any significant interest rate risk exposure. At December 31, 1999, the fair value of the Company's outstanding long-term debt was $582.6 million compared to its respective carrying amount of $594.0 million.

The Company does not enter into any material fixed purchase or fixed supply contracts with its suppliers or customers, or engage in any material hedging activities to mitigate any related commodity price risk.

ITEM 8.  FINANCIAL STATEMENTS

Index to the Consolidated Financial Statements:                            Page
                                                                           ----
Independent Auditors' Report                                                20

Consolidated Statements of Operations For the Years Ended
     December 31, 1999, 1998 and 1997                                       21

Consolidated Balance Sheets, December 31, 1999 and 1998                     22

Consolidated Statements of Cash Flows For the Years Ended
     December 31, 1999, 1998 and 1997                                       23

Consolidated Statements of Stockholders' Equity For the Years
     Ended December 31, 1999, 1998 and 1997                                 24

Notes to the Consolidated Financial Statements                              25

INDEPENDENT AUDITORS' REPORT


Aristech Chemical Corporation:


We have audited the accompanying consolidated balance sheets of Aristech Chemical Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the Exhibit at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aristech Chemical Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 7, 2000 (except for Note F and Note O, as to which the date is March 29, 2000)

                          ARISTECH CHEMICAL CORPORATION
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1999, 1998 and 1997
                              (Dollars in Millions)


                                                            1999           1998           1997
                                                           ------         ------         ------
Sales                                                      $786.1         $830.8         $897.4
                                                           ------         ------         ------

Operating Costs:
     Cost of sales                                          695.4          668.5          745.6
     Selling, general and administrative expenses            56.9           59.9           50.8
     Depreciation and amortization                           61.7           52.7           49.3
                                                           ------         ------         ------

         Total Operating Costs                              814.0          781.1          845.7
                                                           ------         ------         ------

Operating Income (Loss)                                     (27.9)          49.7           51.7

Gain (Loss) on Disposal of Assets, Net                        1.4           (1.3)          (9.2)
Other Expense, Net                                           (0.1)          (1.0)          (1.7)
Interest Income                                               2.3            2.3            0.5
Interest Expense                                            (31.9)         (26.7)         (23.6)
                                                           ------         ------         ------

Income (Loss) Before Income Taxes                           (56.2)          23.0           17.7

Provision (Benefit) for Income Taxes                        (26.6)           6.3            9.3
                                                           ------         ------         ------

Income (Loss) Before Minority Interest                      (29.6)          16.7            8.4

Minority Interest                                            (5.3)          (2.3)          (0.4)
                                                           ------         ------         ------

Net Income (Loss)                                          $(34.9)        $ 14.4         $  8.0
                                                           ======         ======         ======


Related Party Transactions:
     Sales                                                 $ 62.2         $ 52.9         $ 70.9
     Purchases                                               27.0           26.4           24.2
     Interest Expense                                        12.4           11.0            9.9


   The accompanying notes are an integral part of these financial statements.

                      ARISTECH CHEMICAL CORPORATION
                       Consolidated Balance Sheets
                        December 31, 1999 and 1998
                          (Dollars in Millions)


                                                                           1999             1998
                                                                         --------         --------
ASSETS
Current Assets:
     Cash and equivalents                                                $   22.5         $    1.1
     Receivables (less allowance for doubtful accounts of $.3
        and $.2 at December 31, 1999 and 1998, respectively)                 36.7              4.4
     Subordinated note receivable - related party                            24.2             17.9
     Inventories                                                            128.8            124.3
     Other current assets                                                     1.7              1.1
                                                                         --------         --------
        Total Current Assets                                                213.9            148.8

Property, plant and equipment, net                                          950.4            845.5
Long-term receivables                                                         7.8              8.0
Excess cost over assets acquired                                            156.4            162.2
Deferred income taxes                                                         8.2              1.4
Other assets                                                                 11.7             16.2
                                                                         --------         --------
        Total Assets                                                     $1,348.4         $1,182.1
                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                    $  107.7         $   54.6
     Accounts payable - related parties                                       5.6              3.9
     Payroll and benefits payable                                             8.8              9.3
     Accrued taxes                                                            8.6              7.3
     Deferred income taxes                                                    3.3              0.5
     Short-term borrowings                                                   40.0             45.9
     Long-term debt due within one year                                       0.7              0.7
     Other current liabilities                                               26.0             21.0
                                                                         --------         --------
        Total Current Liabilities                                           200.7            143.2

Long-term debt - related parties                                            278.0            135.0
Long-term debt - other                                                      315.3            316.0
Deferred income taxes                                                       155.8            160.3
Other liabilities                                                            43.9             38.7
                                                                         --------         --------
        Total Liabilities                                                   993.7            793.2
                                                                         --------         --------

Minority Interest                                                            11.7              7.4
                                                                         --------         --------

Common stock ($.01 par value, 20,000 shares authorized, 14,908
     shares issued at December 31, 1999 and 1998, respectively)              --               --
Additional paid-in capital                                                  382.5            382.5
Retained deficit                                                            (39.5)            (1.0)
                                                                         --------         --------
        Total Stockholders' Equity                                          343.0            381.5
                                                                         --------         --------

        Total Liabilities and Stockholders' Equity                       $1,348.4         $1,182.1
                                                                         ========         ========


   The accompanying notes are an integral part of these financial statements.

                         ARISTECH CHEMICAL CORPORATION
                     Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Millions)


                                                                    1999             1998             1997
                                                                  -------          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                            $ (34.9)         $  14.4          $   8.0
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                  56.5             47.5             44.1
       Amortization of excess cost over assets acquired               5.2              5.2              5.2
       Amortization of merger expenses                                2.0              2.0              2.0
       Deferred income taxes                                         (7.7)            (6.0)             1.5
       Discount on sale of receivables                                6.2              5.2               --
       (Gain) loss on disposal of assets                             (1.4)             1.3              9.2
       Income from equity investment                                 (0.5)            (0.2)              --
       (Increase) decrease in receivables                           (46.5)             4.6             (4.0)
       Increase in inventories                                       (4.5)            (0.8)           (10.4)
       Increase (decrease) in accounts payable
          and other current liabilities                              56.2            (26.5)            10.0
       Minority interest in consolidated subsidiary                   5.3              2.3              0.4
       Other                                                          6.0              0.9              2.3
                                                                  -------          -------          -------
Net Cash Provided by Operating Activities                            41.9             49.9             68.3

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          (162.4)          (231.8)          (101.9)
     Proceeds from disposal of assets                                 1.8               --               --
     Long-term receivables                                            0.2               --             (8.3)
                                                                  -------          -------          -------
Net Cash Used in Investing Activities                              (160.4)          (231.8)          (110.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in short-term borrowings                (5.9)             3.6              1.9
     Repayment of long-term debt                                    (92.9)          (259.6)          (167.3)
     Proceeds from issuance of long-term debt                       235.2            357.0            207.4
     Net proceeds from sale of receivables                            1.7             82.1               --
     Long-term debt issuance costs                                     --               --              0.2
     Dividends paid                                                    --             (4.0)            (8.3)
     Distribution to minority interest partner                       (1.0)              --               --
     Proceeds from equity contribution to AALLC                        --               --             10.0
     Other                                                            2.8               --               --
                                                                  -------          -------          -------
Net Cash Provided by Financing Activities                           139.9            179.1             43.9

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      21.4             (2.8)             2.0
Cash and Equivalents, Beginning of Year                               1.1              3.9              1.9
                                                                  -------          -------          -------
Cash and Equivalents, End of Year                                 $  22.5          $   1.1          $   3.9
                                                                  =======          =======          =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest (net of amount capitalized)                       $  29.5          $  26.5          $  23.2
       Income taxes                                                   0.8             11.7             14.5


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     On March 10, 1999, the Board of Directors declared a cash dividend of $242 per common share payable on March 31, 2000, to stockholders of record as of March 10, 1999. The total amount of the dividend was $3.6 million.

     During 1998, Avonite converted the Note payable to an Avonite stockholder of $12.4 million and Notes Payable to Aristech totaling $9.0 million to shares of common stock of Avonite (see Note L).

     During 1997, the Company acquired property, plant and equipment with a cost of $16.2 million financed through a capital lease obligation.


   The accompanying notes are an integral part of these financial statements.

                         ARISTECH CHEMICAL CORPORATION
                Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Millions)


                                                                       Additional                          Total
                                                         Common         Paid-in          Retained       Stockholders'
                                                         Stock          Capital          Deficit           Equity
                                                         ------        ----------        --------       -------------
Balance, January 1, 1997                                   $--           $378.8           $(25.2)           $353.6

Net income                                                  --               --              8.0               8.0

Dividend - common stock                                     --               --             (8.3)             (8.3)

Proceeds from equity contribution to AALLC                  --              7.5               --               7.5
                                                           ---           ------           ------            ------

Balance, December 31, 1997                                  --            386.3            (25.5)            360.8

Net income                                                  --               --             14.4              14.4

Dividend - common stock                                     --               --             (4.0)             (4.0)

Conversion of Note Payable to Avonite
     Stockholder to Avonite common stock                    --             12.4               --              12.4

Avonite capital restructuring                               --            (16.2)            14.1              (2.1)
                                                           ---           ------           ------            ------

Balance, December 31, 1998                                  --            382.5             (1.0)            381.5

Net loss                                                    --               --            (34.9)            (34.9)

Dividend declared - common stock                            --               --             (3.6)             (3.6)
                                                           ---           ------           ------            ------

Balance, December 31, 1999                                 $--           $382.5           $(39.5)           $343.0
                                                           ===           ======           ======            ======


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

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Aristech Chemical Corporation include the accounts of the Company and its majority-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated subsidiaries are accounted for under the equity method.

Certain reclassifications were made to the prior years' consolidated financial statements to conform to the classifications used in the 1999 consolidated financial statements.

ACCOUNTING CHANGES

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect of this standard on its financial position or results of operations.

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

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Major replacements and improvements that extend the life of the property are capitalized, while maintenance and repairs are expensed as incurred. The Company capitalizes the interest cost ($11.2 million in 1999 and $7.4 million in 1998) associated with major property additions while in progress and amortizes the amount over the useful lives of the related assets. Depreciation of plant and equipment is computed on the straight-line method.

When a plant or major facility within a plant is sold or otherwise disposed of, any gain or loss is reflected in the consolidated statement of income. Proceeds from the sale of other facilities depreciated on a group basis are credited to the depreciation reserve.

EXCESS COST OVER ASSETS ACQUIRED

The acquisition of Aristech by MC was accounted for as a purchase transaction with the purchase price being allocated to assets and liabilities based on their fair values as of the date of acquisition. The excess cost over the fair value of assets acquired is generally amortized on a straight-line basis over a period of 40 years. Such amount associated with the 1990 acquisition has been allocated to each of the Company's businesses based on historical operating results prior to the acquisition. Accumulated amortization of the excess cost over assets acquired was $64.8 million and $59.6 million at December 31, 1999 and 1998, respectively.

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

FINANCIAL INSTRUMENTS

The Company uses foreign currency contracts to manage its exposure against foreign currency rate fluctuations on sales and purchases denominated in foreign currencies. Gains and losses on foreign currency contracts are recognized in the period in which the hedged transactions are settled.

The Company enters into interest rate swap agreements as part of its program to manage its overall cost of borrowing. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principal amount. The Company utilizes settlement accounting principles for interest rate swaps in which the interest rate differentials to be paid or received caused by fluctuations in interest rates are recorded currently as adjustments to interest expense.

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

NOTE B - RECEIVABLES

On April 1, 1998, Aristech entered into an agreement with Morgan Guaranty Trust Company of New York and Delaware Funding Corporation ("DFC") to finance its trade receivables. Pursuant to the agreement, Aristech sells its trade receivables, as generated through operations, to Aristech Receivables Company LLC ("ARC"), a Delaware limited liability company. ARC is a 100% owned unconsolidated subsidiary of Aristech. ARC, in turn, sells an undivided interest in the trade receivables to DFC on a nonrecourse basis, that provides for a revolving financing facility to ARC for a maximum of $100.0 million. Effective March 1, 1999, the Company and DFC agreed to reduce the maximum borrowing limit from $100.0 million to $90.0 million, and effective April 12, 1999, the limit was further reduced to $80.0 million. Effective November 17, 1999, the Company and DFC agreed to increase the maximum borrowing limit back to the $90.0 million level. Collections received on the receivables reduce the amount owed under the facility. As new trade receivables are generated through operations, those receivables are sold to ARC and then an undivided interest in those receivables is sold to DFC. The agreement expires on March 29, 2000, and may be extended for additional periods not to exceed 364 days from the extension date.

Initial proceeds from the sale amounted to $91.5 million and were used primarily to reduce the amount outstanding on the Revolving Loan - Mitsubishi International Corporation ("MIC"). Ongoing costs of the financing will approximate DFC's cost of issuing asset-backed commercial paper to fund the purchase plus a program fee. Aristech accounted for the sale of receivables to ARC as a sale under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". At December 31, 1999, Aristech had $111.6 million of its outstanding trade receivables sold to ARC for cash proceeds of $83.8 million and a subordinated note receivable due from ARC of $24.2 million. The amount of the subordinated note receivable due to Aristech from ARC is subordinated to ARC's ultimate repayment of the amount outstanding ($83.8 million at December 31, 1999) to DFC under the revolving financing facility.

NOTE C - INVENTORIES

Inventories consist of the following at December 31:

                                          1999           1998
                                         ------         ------
(In millions)
Raw materials                            $ 36.8         $ 34.9
Finished products                          73.3           79.4
Supplies and sundry items                  20.6           19.5
Lower of cost or market reserve            (1.9)          (9.5)
                                         ------         ------
    Total Inventory                      $128.8         $124.3
                                         ======         ======

The current cost of inventories at December 31, 1999 and 1998 was $123.0 million and $112.2 million, respectively.

LIFO liquidations had a $.7 million favorable impact on the results of operations in 1999 and an unfavorable impact of $1.2 million during 1998. There were no significant LIFO liquidations in 1997.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                              Estimated Useful
                                              Lives (In Years)           1999                 1998
                                              ----------------         --------             --------
(In millions)
Land                                                  --               $   13.9             $   14.1
Buildings                                             35                   75.0                 66.7
Machinery and equipment                             4 to 22             1,189.7                860.3
Construction in process                               --                   44.0                224.4
                                                                       --------             --------
                                                                        1,322.6              1,165.5
Accumulated depreciation                                                 (372.2)              (320.0)
                                                                       --------             --------
    Property, plant and equipment, net                                 $  950.4             $  845.5
                                                                       ========             ========


The Company had contract commitments for capital expenditures for property, plant and equipment totaling $10.8 million at December 31, 1999.

Of the total property, plant and equipment at December 31, 1999 and 1998, the Company has the following leased under capital lease agreements:


                                          1999            1998
                                         -----           -----
(In millions)
     Land                                $ 0.2           $ 0.2
     Buildings                            15.9            16.0
     Machinery and equipment               2.2             2.1
                                         -----           -----
                                          18.3            18.3
     Accumulated depreciation             (2.9)           (2.1)
                                         -----           -----
                                         $15.4           $16.2
                                         =====           =====


The Company leases certain property and equipment, primarily railway equipment and buildings, under operating lease agreements generally with terms ranging from five to twenty years including certain renewal options (see Note F). Operating lease rental expense for the years ended December 31, 1999, 1998 and 1997 was $11.2 million, $12.1 million and $10.8 million, respectively.

The Company had the following other operating costs at December 31:


(In millions)                                                 1999         1998         1997
                                                             -----        -----        -----
     Maintenance and repairs of plant and equipment          $30.2        $26.4        $32.0
     Research and development costs                           16.0         16.2         13.0


NOTE E - LONG-TERM RECEIVABLES

In May of 1996, the Company entered into an agreement with the Pittsburgh Economic and Industrial Development Corporation ("PEIDC") which provided that the Company would assist in financing the construction of its leased polypropylene technical center. Under this agreement, the Company advanced a total of $8.4 million to PEIDC during 1997. The advance is scheduled to be repaid monthly including interest at a rate of 8.25% per annum over the Company's 20 year lease term for the facility, which commenced in November 1997. At December 31, 1999 and 1998, $7.8 million and $8.0 million were outstanding under this agreement as long-term receivables with an additional $0.2 million included in other current assets.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE F - LONG-TERM DEBT

Long-term debt consisted of the following at December 31:


                                                                                         1999           1998
                                                                                        ------         ------
(In millions)
Revolving Loan - MIC, $200.0 maximum commitment amount, due April 18, 2002, bearing interest at a variable rate (effectively 6.0%
     and 6.1% for 1999 and 1998, respectively)                                          $   --         $ 85.0

Revolving Loan 1 - MIC, $70.0 maximum commitment amount, due April 18, 2002, bearing interest at a variable rate (effectively 6.0%
     for 1999)                                                                            70.0             --

Revolving Loan 2 - MIC, $70.0 maximum commitment amount, due March 31, 2001, bearing interest at a variable rate (effectively 7.0%
     for 1999)                                                                            28.0             --

Term Loan - MIC, due April 18, 2002, bearing interest at a variable
     rate (effectively 6.0% for 1999)                                                    130.0             --

Term Loan - MIC, due April 18, 2002, bearing interest at a variable
     rate (effectively 6.1% for 1999 and 1998)                                            50.0           50.0
                                                                                        ------         ------

         Total long-term debt - related parties                                          278.0          135.0
                                                                                        ------         ------

Revolving Loan - Gotham Funding Corporation ("GFC") and Broadway Capital
     Corporation ("BCC"), unsecured, $150.0 million maximum commitment amount, due March 31, 2001, bearing interest at a variable rate (effectively 5.7%
     and 6.0% for 1999 and 1998, respectively)  The facility is unconditionally
     and irrevocably guaranteed by MC                                                    150.0          150.0

6-7/8% Notes, dated November 25, 1996, due November 15, 2006, with semiannual interest payments due May 15 and November
     15 of each year                                                                     149.2          149.1

Capital lease obligations, maturing at various dates from 1999 to 2017,
     with a weighted average interest rate of 6.0% at December 31, 1999                   15.3           15.9

Other                                                                                      1.5            1.7
                                                                                        ------         ------
                                                                                         594.0          451.7
     Less amount due within one year                                                      (0.7)          (0.7)
                                                                                        ------         ------
         Total Long-term debt                                                           $593.3         $451.0
                                                                                        ======         ======

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE F - LONG-TERM DEBT (CONTINUED)

Maturities of the Company's long-term debt and minimum annual rental commitments for non-cancelable leases with initial or remaining lease terms in excess of one year as of December 31, 1999 are as follows:


                                                               Long-term Debt
                                                           ----------------------
                                                           Capital          All           Operating
         (In Millions)                                      Leases         Other            Leases
                                                           -------         ------         ---------
            2000                                            $ 1.6          $  0.1           $ 15.0
            2001                                              1.5           178.1             10.4
            2002                                              1.4           250.1              9.0
            2003                                              1.4             0.1              8.0
            2004                                              1.4             0.1              6.9
            Thereafter                                       17.5           150.3             64.2
              Amount representing interest                   (9.6)             --               --
                                                            -----          ------           ------
                 Total                                      $15.2          $578.8           $113.5
                                                            =====          ======           ======


On November 30, 1999, the Company entered into a second $70.0 million revolving loan agreement with MIC ("Revolving Loan 2"). This loan was arranged to repay the balance outstanding under the $50.0 million short-term, discretionary line of credit with a commercial bank (see Note G) and to provide increased operating flexibility. This is a variable-rate loan with an original maturity date of March 31, 2000, subject to renewal. In accordance with MC's intent to provide funding support to the Company, the loan was renewed by MIC effective as of March 29, 2000, and extended to March 31, 2001 (see Note O). As of December 31, 1999, the outstanding balance on Revolving Loan 2 was $28.0 million. This revolving loan is unconditionally and irrevocably guaranteed by MC.

During November 1999, MC provided additional support to the Company by committing to guarantee up to $190.0 million of the Company's obligations to March 31, 2000. Revolving Loan 2 utilized $70.0 million of this commitment. Effective as of March 15, 2000, this $190.0 million commitment was renewed to March 31, 2001 (see Note O).

On April 1, 1999, the $200.0 million Revolving Loan with MIC was restructured into a $130.0 million Term Loan and a $70.0 million Revolving Loan ("Revolving Loan 1"), both due on April 18, 2002. As of December 31, 1999, the outstanding balance on the Term Loan was $130.0 million and the outstanding balance on Revolving Loan 1 was $70.0 million. Both loans have variable interest rates and are unconditionally and irrevocably guaranteed by MC.

On August 3, 1998, the Company entered into a revolving credit agreement (or "loan") with GFC as lender and the Bank of Tokyo-Mitsubishi Trust Company ("BTM") as agent to provide a revolving credit facility in the maximum amount of $150.0 million. The agreement expires on March 31, 2001 and is unconditionally and irrevocably guaranteed by MC. The entire amount of the loan was drawn with the proceeds used to reduce the amount outstanding under the Company's revolving loan with MIC. On November 23, 1998 and February 26, 1999, in conjunction with the BTM agreement, the Company also entered into unsecured, uncommitted credit facilities with BCC. Outstanding advances under the 1998 BCC agreement are unconditionally and irrevocably guaranteed by MC and under the 1999 BCC agreement advances are based on the Company's creditworthiness. Under both BCC agreements, advances are limited to the unused available borrowings under the Company's revolving credit agreement with GFC, not to exceed the GFC loan maximum amount of $150.0 million. There were $150.0 million in aggregate outstanding advances drawn under these agreements at December 31, 1999 and 1998. Outstanding advances drawn under the uncommitted facilities with BCC are renewable at the option of BCC. Should the advances not be renewed by BCC, any amounts outstanding would be renewed under the committed facility from GFC.

The Company has agreed to pay MC a guarantee fee on the outstanding principal balance of all financing obtained from MIC, GFC and BCC. The guarantee fee is calculated on a daily basis based on the amount outstanding under the guaranteed loans. The guarantee fee expense for 1999, 1998 and 1997 was $0.6 million, $0.4 million and $0.3 million, respectively.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE G - SHORT-TERM BORROWINGS

In December of 1996, Aristech arranged for a $50.0 million short-term, discretionary line of credit with a commercial bank bearing interest at a variable rate. Effective September 17, 1999, the amount of the discretionary line of credit was reduced by the commercial bank from $50.0 million to $44.9 million. On October 20, 1999, the commercial bank notified Aristech that in view of conditions in the chemical markets in which Aristech participates in general, the recent financial performance of Aristech in particular, and the bank's insufficient returns on its loaned capital, it was terminating the $44.9 million discretionary line of credit. Pursuant to an agreement between Aristech and the commercial bank regarding such termination of the facility, Aristech made principal repayments of $15.0 million on October 29, and $29.9 million on November 30, extinguishing this line of credit. The effective annual interest rate under this line was 5.8% for 1999 and 5.7% for 1998.

On February 26, 1999, the Company arranged for an unsecured, uncommitted line of credit with Allomon Funding Corporation (a commercial paper issuing conduit administered by Mellon Bank, N.A.) in the amount of $25.0 million. Subsequently, this facility was replaced by an unsecured, uncommitted line of credit directly with Mellon Bank. In addition, on February 26, 1999, the Company obtained an unsecured, uncommitted line of credit with Fifth Third Bank in the amount of $5.0 million. This line of credit was subsequently increased to $15.0 million effective May 31, 1999. The total balance outstanding under these lines of credit at December 31, 1999 was $40.0 million. The weighted average interest rate under these two lines of credit in 1999 was 6.1%.

NOTE H - INCOME TAXES

Provision for income taxes consists of the following for the years ended December 31:

                                                                        1999           1998          1997
                                                                       ------         -----         -----
(In millions)
     Current federal income tax expense (benefit)                      $(18.7)        $11.2         $ 6.4
     Current state and local income tax expense (benefit)                (0.2)          1.2           1.4
     Deferred income tax expense (benefit)                               (0.3)         (4.3)          1.0
                                                                       ------         -----         -----
         Total provision (benefit) before change in
            valuation allowance                                         (19.2)          8.1           8.8
     Change in valuation allowance                                       (7.4)         (1.8)          0.5
                                                                       ------         -----         -----
         Total provision (benefit) for income taxes                    $(26.6)        $ 6.3         $ 9.3
                                                                       ======         =====         =====


Following is a reconciliation of the differences between income taxes computed at the federal statutory rate to the total provision for income taxes for the years ended December 31:

                                                                        1999           1998          1997
                                                                       ------         -----         -----
(In millions)
     Income tax expense (benefit) at statutory rate                    $(20.5)        $ 6.5         $ 6.1
     Foreign Sales Corporation benefits and other tax credits              --          (0.1)         (1.7)
     Amortization of excess cost over assets acquired                     1.8           1.8           1.8
     Goodwill adjustment - change in valuation allowance                  0.7            --            --
     State income taxes after federal income tax benefit                 (1.2)         (2.7)          2.8
     Utilization of net operating losses                                   --           2.6            --
     Other                                                                 --            --          (0.2)
                                                                       ------         -----         -----
         Total provision (benefit) before change in
            valuation allowance                                         (19.2)          8.1           8.8
     Change in valuation allowance                                       (7.4)         (1.8)          0.5
                                                                       ------         -----         -----
         Total provision (benefit) for income taxes                    $(26.6)        $ 6.3         $ 9.3
                                                                       ======         =====         =====

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE H - INCOME TAXES (CONTINUED)

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows for the years ended December 31:

                                                                                 1999          1998
                                                                                ------        ------
(In millions)
     Deferred tax assets:
         Accruals different than payments                                       $ 14.3        $ 17.8
         Net operating loss carryforwards                                         32.0           7.8
         Other                                                                     5.1           2.6
                                                                                ------        ------
            Deferred tax assets before valuation allowance                        51.4          28.2
         Valuation allowance                                                        --          (7.4)
                                                                                ------        ------
            Total deferred tax assets                                             51.4          20.8
                                                                                ------        ------

     Deferred tax liabilities:
                                                                                ------        ------
         Property and inventory                                                  201.8         180.2
                                                                                ------        ------

                                                                                ------        ------
            Net deferred tax liabilities                                        $150.4        $159.4
                                                                                ======        ======


During 1999, the Company had a loss of $124.9 million for income tax purposes. This loss will be carried back to 1997 and 1998 to offset $58.1 million of taxable income. The remaining $66.8 million will be carried forward and expires in 2019.

Avonite, Inc. (see Note L) has net operating loss carryforwards of $19.8 million which expire in the years 2004 through 2012. Since Avonite is not consolidated with the Company for income tax purposes, utilization of these carryforwards is limited to the taxable income of Avonite.

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

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements

NOTE I - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)

The following relates to the Company's defined benefit and other postretirement benefits as of and for the years ended December 31:

                                                                Pension Benefits                  Other Benefits
                                                             ----------------------          ----------------------
                                                              1999            1998            1999            1998
                                                             ------          ------          ------          ------
(In millions)
Change in benefit obligation:
      Benefit obligation, beginning of year                  $ 76.9          $ 70.9          $ 23.3          $ 18.8
      Service cost                                              5.0             5.1             0.6             0.4
      Interest cost                                             4.5             4.4             1.5             1.3
      Actuarial (gain) loss                                   (12.4)           (0.5)           (3.8)            0.6
      Amendments                                                0.5             0.6              --             3.1
      Curtailments                                              3.2              --             0.6              --
      Special termination benefits                              0.9              --              --              --
      Benefits paid                                           (25.8)           (3.6)           (1.6)           (0.9)
                                                             ------          ------          ------          ------
      Benefit obligation, end of year                          52.8            76.9            20.6            23.3
                                                             ------          ------          ------          ------

Change in plan assets:
      Fair value of plan assets, beginning of year             56.6            48.7              --              --
      Actual return on plan assets                              3.5             7.1              --              --
      Employer contribution                                     4.2             4.4             1.6             0.9
      Benefits paid                                           (25.8)           (3.6)           (1.6)           (0.9)
                                                             ------          ------          ------          ------
      Fair value of plan assets, end of year                   38.5            56.6              --              --
                                                             ------          ------          ------          ------

Funded status                                                 (14.3)          (20.3)          (20.6)          (23.3)
Unrecognized net actuarial loss                                 0.1             8.2            (1.8)            1.4
Unrecognized transition obligation                               --              --             2.9             3.2
Unrecognized prior service cost                                 1.6             4.3             3.1             3.6
                                                             ------          ------          ------          ------
Prepaid (accrued) benefit cost                               $(12.6)         $ (7.8)         $(16.4)         $(15.1)
                                                             ======          ======          ======          ======

Amounts recognized in consolidated
  balance sheet:
      Prepaid benefit cost included in other assets          $  0.5          $  0.6          $   --          $   --
      Intangible asset                                          0.1              --              --              --
      Accrued benefit liability included in
         other liabilities                                    (13.2)           (8.4)          (16.4)          (15.1)
                                                             ------          ------          ------          ------
      Prepaid (accrued) benefit cost                         $(12.6)         $ (7.8)         $(16.4)         $(15.1)
                                                             ======          ======          ======          ======

Additional year end information for plans with
  benefit obligations in excess of plan assets:
      Benefit obligation                                     $ 48.9          $ 72.6          $ 20.6          $ 23.3
      Fair value of plan assets                                34.0            52.2              --              --

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE I - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)

                                                                Pension Benefits                  Other Benefits
                                                             ----------------------          ----------------------
                                                              1999            1998            1999            1998
                                                             ------          ------          ------          ------
(In millions)
Additional year end information for pension plans
  with accumulated benefit obligations in excess
  of plan assets:
      Projected benefit obligation                           $  1.3          $  5.0             n/a             n/a
      Accumulated benefit obligation                            0.9             4.4             n/a             n/a
      Fair value of plan assets                                  --              --             n/a             n/a

Weighted-average assumptions:
      Discount rate                                            8.00%           6.75%           8.00%           6.75%
      Expected return on plan assets                           9.50%           9.50%            n/a             n/a
      Rate of compensation increase                            4.25%           4.25%           4.25%           4.25%


                                                              Pension Benefits                      Other Benefits
                                                    ---------------------------------         ----------------------------
                                                     1999          1998          1997         1999        1998        1997
                                                    -----         -----         -----         ----        ----        ----
(In millions)
Components of net periodic
  benefit cost:
     Service cost                                   $ 5.0         $ 5.1         $ 4.2         $0.6        $0.4        $0.4
     Interest cost                                    4.5           4.4           4.5          1.5         1.3         1.2
     Expected return on plan assets                  (4.5)         (4.3)         (4.1)          --          --          --
     Amortization of prior service cost               0.5           0.5           0.5          0.3         0.1          --
     Amortization of transition obligation             --            --            --          0.2         0.2         0.2
     Recognized actuarial (gain) loss                 0.1           0.1           0.1           --          --          --
                                                    -----         -----         -----         ----        ----        ----
         Total defined benefit cost                   5.6           5.8           5.2          2.6         2.0         1.8
     Defined contribution cost                        1.7           1.7           0.8           --          --          --
                                                    -----         -----         -----         ----        ----        ----
         Total benefit cost                         $ 7.3         $ 7.5         $ 6.0         $2.6        $2.0        $1.8
                                                    =====         =====         =====         ====        ====        ====


Additional (gain) loss recognized due to:
     Curtailment                                    $ 2.5         $ 0.2         $  --         $0.3        $ --        $ --
     Settlement                                       0.1          (0.3)           --           --          --          --
     Special termination benefits                     0.9            --            --           --          --          --


Amounts recognized in the 1999 consolidated statements of operations due to the curtailment of pension plans resulted from voluntary and involuntary employee separations during 1999.


                                                                    Pension Benefits                   Other Benefits
                                                                 ---------------------             ---------------------
                                                                 1999             1998             1999             1998
                                                                 ----             ----             ----             ----
Assumed health care cost trend:
      Initial trend rate                                          n/a              n/a             5.80%            6.20%
      Ultimate trend rate                                         n/a              n/a             4.50%            4.00%
      Year ultimate trend reached                                 n/a              n/a              2005             2005

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE I - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)

A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                                            One Percentage-        One Percentage-
                                                                            Point Increase         Point Decrease
                                                                            --------------         --------------
(In millions)
     Effect on total service and interest cost components for 1999               $0.1                  $(0.1)
     Effect on postretirement benefit obligation                                  1.0                   (0.9)


NOTE J - SEGMENT INFORMATION

The Company domestically produces a broad range of chemical products within two reportable operating segments: Chemicals and Polymers. Management evaluates each segment's overall operating performance based on its respective operating incomes, and earnings before taxes and depreciation. The Company has a diverse customer base with no single customer comprising more than 8% of gross revenues during 1999. Intersegment sales are recorded at cost plus applicable profit and are eliminated upon consolidation. The Company allocates corporate income and expense to its operating segments as follows: selling, general and administrative expenses based on each segment's pro rata share of corporate headcount; interest income and expense based on each segment's pro rata share of operating income; and provision for incomes taxes based on each segment's pro rata share of income before income taxes.

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

The Polymers reportable operating segment consists of the aggregation of the Company's polypropylene and acrylic sheet products. Polymers are major thermoplastic materials that are used in a wide variety of applications, including synthetic fibers for carpets, upholstery fabrics, disposable diapers, automotive applications, packaging films for food and non-food applications, injection molded caps and closures; syringes and vials for medical use, countertops, outdoor signs, and many other consumer products. Polymer products are manufactured at the Company's facilities located in Neal, West Virginia, LaPorte, Texas, Florence, Kentucky and Belen, New Mexico.

Financial information about the Company's industry segments is summarized as follows for the years ended December 31:


                                                      1999             1998             1997
                                                    --------         --------         --------
(In millions)
     Sales:
         Chemicals                                  $  434.5         $  487.7         $  511.7
         Polymers                                      360.5            349.0            387.1
         Intersegment sales                             (8.9)            (5.9)            (1.4)
                                                    --------         --------         --------
                                                    $  786.1         $  830.8         $  897.4
                                                    ========         ========         ========

     Depreciation and amortization:
         Chemicals                                  $   38.0         $   34.1         $   32.8
         Polymers                                       23.7             18.6             16.5
                                                    --------         --------         --------
                                                    $   61.7         $   52.7         $   49.3
                                                    ========         ========         ========

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE J - SEGMENT INFORMATION (CONTINUED)

                                                      1999             1998             1997
                                                    --------         --------         --------
(In millions)
     Operating income (loss):
         Chemicals                                  $  (27.1)        $   41.6         $   26.8
         Polymers                                       (0.8)             8.1             24.9
                                                    --------         --------         --------
                                                    $  (27.9)        $   49.7         $   51.7
                                                    ========         ========         ========


     Interest expense, net:
         Chemicals                                  $   20.4         $   12.4         $   11.6
         Polymers                                        9.2             12.0             11.5
                                                    --------         --------         --------
                                                    $   29.6         $   24.4         $   23.1
                                                    ========         ========         ========


     Provision (benefit) for income taxes:
         Chemicals                                  $  (16.8)        $    7.8         $    2.5
         Polymers                                       (9.8)            (1.5)             6.8
                                                    --------         --------         --------
                                                    $  (26.6)        $    6.3         $    9.3
                                                    ========         ========         ========


     Segment Assets
         Chemicals                                  $  677.0         $  658.4         $  667.1
         Polymers                                      671.4            523.7            430.4
                                                    --------         --------         --------
                                                    $1,348.4         $1,182.1         $1,097.5
                                                    ========         ========         ========


     Segment capital expenditures:
         Chemicals                                  $   43.0         $  100.2         $   35.4
         Polymers                                      119.4            131.6             66.5
                                                    --------         --------         --------
                                                    $  162.4         $  231.8         $  101.9
                                                    ========         ========         ========


The Company's sales by geographic area are summarized as follows:

                                                      1999             1998             1997
                                                    --------         --------         --------
     United States                                  $  677.0         $  721.6         $  760.7
     Canada                                             48.5             52.6             54.1
     Other foreign countries                            60.6             56.6             82.6
                                                    --------         --------         --------
                                                    $  786.1         $  830.8         $  897.4
                                                    ========         ========         ========


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

As of December 31, 1999 and 1998, the Company had outstanding irrevocable standby letters of credit and surety bonds in the amount of $1.2 million and $4.7 million, respectively, primarily in connection with environmental matters.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

In 1998, an agreement was executed whereby Avonite exchanged Notes Payable to Aristech totaling $9.0 million and the Note Payable to Avonite Stockholder of $12.4 million for common stockholders' equity of Avonite. Aristech's overall ownership interest in Avonite was not changed as a result of this transaction. However, the exchange did result in positive stockholders' equity at Avonite and Aristech reassigned, through retained earnings, the previously assumed $14.1 million minority deficit in Avonite to minority interest.

NOTE M - FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS

During 1999, the Company entered into three interest rate swap agreements aggregating $100.0 million in notional principal amount with a commercial bank as the swap counterparty. The purpose of the agreements is to help the Company manage its overall cost of borrowing. The swap structure involves the exchange of interest cash flows for a minimum of three years and potentially a maximum of seven years. For the first three years beginning November 15, 1999, the Company will pay a weighted average fixed interest rate of 6.185% in exchange for receiving a fixed interest rate of 6.875%, resulting in total savings to the Company of approximately $2.1 million over the first three years. Interest expense was correspondingly reduced by $.1 million in 1999. Subsequently, for the last four years of the agreements, the Company is obligated to pay a variable interest rate equal to the six-month LIBOR in exchange for receiving a fixed interest rate of 6.875%. The swap counterparty has the option to terminate the agreements on selected dates during the final four years of the agreements.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE M - FINANCIAL INSTRUMENTS (CONTINUED)


FOREIGN CURRENCY CONTRACTS

The Company uses foreign currency contracts to manage its exposure against foreign currency rate fluctuations on sales and purchases denominated in foreign currencies. The primary business objective of this hedging program is to fix commitments and profitability relative to transactions denominated in foreign currency. Foreign currency contracts at December 31, 1999 were denominated in Japanese yen, Canadian dollars and Austrian schillings.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of significant financial instruments, including interest rate swaps, at December 31, 1999, and 1998, are shown below. The fair value of long-term debt is based on current estimated borrowing rates for similar instruments to discount the cash flows to their present values. The fair values of interest rate swaps are based on quoted market prices, which reflect the present values of the net differences between estimated future fixed-rate and variable-rate payments versus future fixed-rate receipts. The fair values of foreign currency contracts are based on the respective currency spot exchange rate at December 31, 1999. The fair values of the company's remaining assets and liabilities on the balance sheet have carrying values that approximate fair value due to their short maturity or the financial nature of these instruments.

                                                                       1999                              1998
                                                             -----------------------          ------------------------
                                                             Carrying          Fair           Carrying           Fair
                                                              Amount           Value           Amount            Value
                                                             --------          -----          --------           -----
Financial Liability:
     Long-term debt                                            594.0           582.6            451.7            446.8

Off-balance sheet derivative financial
     instruments held for purposes other
     than trading:
         Interest rate swaps                                      --            (1.3)              --               --
         Foreign currency contracts                              6.2             6.0              7.1              7.2

NOTE N - PHANTOM STOCK OPTION PLAN

The Company has adopted a Phantom stock option plan (the "Plan") effective January 1, 1999, which expires on December 31, 2003, unless extended by the Compensation Committee of the Board of Directors. The Plan provides for the annual grant of options on phantom stock ("Shares") to selected executives based upon target grant levels. A participant is vested in and may exercise 50% of the options granted three years after the date of grant and vests in the remaining 50% after four years. Options remain exercisable for eight years from the date of the grant. Vesting of options may be accelerated under certain circumstances such as retirement, disability, the sale of assets, death, involuntary termination without cause, or a change in control. A total of 250,000 Phantom Shares will be subject to options granted under the Plan. As of December 31, 1999, a total of 49,300 options had been granted with an initial value of $100 per Share. The Shares are not dividend bearing and are non-voting and the value of the shares will be determined annually based upon a predetermined formula. Amounts due upon the exercise of options for Shares will be paid in cash, although Plan participants may defer receipt of such awards, if and to the extent permitted under the Company's deferred compensation plan(s).

NOTE O - SUBSEQUENT EVENTS

Effective as of March 6, 2000, the Company arranged for a third revolving loan with MIC in the amount of $30.0 million ("Revolving Loan 3"). This is a variable-rate loan with an original maturity date of March 31, 2000, subject to renewal. In accordance with MC's intent to provide funding support to the Company, the loan was renewed by MIC effective as of March 29, 2000, and extended to March 31, 2001. The loan utilized a portion of MC's commitment to guarantee up to $190.0 million of the Company's obligations to March 31, 2001 (see Note F). As of March 30, 2000, there were no outstanding borrowings under Revolving Loan 3.

Effective as of March 29, 2000, the Company increased the maximum borrowing limit of the trade receivables financing facility between ARC and DFC to $100.0 million and renewed the facility for an additional 364 days to March 28, 2001 (see Note B).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Aristech's by-laws provide that the Board of Directors ("Board") will consist of 13 members, which number may be increased or decreased by an amendment to the by-laws, but in any event the number of directors may not be less than three. There are currently seven members of Aristech's Board. The members of the Board will serve until the year 2001 annual Board of Directors meeting or until their successors are elected and qualified. Aristech's Board of Directors has established an Executive Committee to act between meetings of the Board on all matters that may be legally delegated to a committee of the Board. Aristech's Board members do not currently receive any fees or remuneration of their service as a Board member or a member of any Board committee. Information with respect to those persons who serve as directors is set forth below:

                            NAME, AGE AND OCCUPATION

Takeru Ishibashi (58)                         Takeru Ishibashi became Director and Chairman of the
    Chairman of the Board;                    Board in March 2000. He became Group Senior Vice
    Member of the Executive                   President-Chemicals of MC in January 2000. Mr.
    Committee                                 Ishibashi has been a Director of MC since 1997 and
                                              has held the following positions with MC: Deputy
                                              General Manager-Kainsai Branch from 1998 to 2000;
                                              General Manager-Fine & Specialty Chemical Division
                                              from 1995 to 1998; and General Manager-Chlor-Alkali
                                              Department from 1990 to 1995.


Masatake Bando (57)                           Masatake Bando has been the Chief Executive Officer
    Chief Executive Officer;                  since March 1999 and a Director since 1996. Mr.
    Member of Executive                       Bando was Chairman and Chief Executive Officer
    Committee                                 from March 1999 to March 2000; Chairman Elect from
                                              January 1998 to March 1998; Vice Chairman from
                                              September 1997 to December 1997; Senior Vice
                                              President and Chief Operating Officer-Chemicals of
                                              MIC from June 1996 to August 1997; and General
                                              Manager of Aromatics Petrochemicals Department of
                                              MC from May 1994 to June 1996.

Yasuo Sone (60)                               Yasuo Sone became a Director in August 1996. Mr.
    Director                                  Sone has been Managing Director-Chemicals of MC
                                              since April 1996. Mr. Sone was Director and Senior
                                              Assistant to Managing Director-Chemicals of MC from
                                              March 1995 to March 1996; and Director of MC and
                                              Executive Vice President of MIC from June 1994 to
                                              February 1995.


Muneo Suzuki (61)                             Muneo Suzuki became a Director in July 1996.  Mr.
    Director                                  Suzuki has been Managing Director and President of
                                              Industrial Chemicals Company of MCC since June
                                              1996. Mr. Suzuki was Managing Director and
                                              President of Fiber Intermediates Company of MCC
                                              from June 1995 to June 1996; and Director and
                                              President of Fiber Intermediates Company of MCC
                                              from October 1994 to June 1995.


Tatsuo Suzuki (59)                            Tatsuo Suzuki became a Director in July 1997.  Mr.
    Director                                  Suzuki has been President of MRC Holdings America,
                                              Inc. since December 1998 and a Board Member and
                                              General Manager Affiliated Companies Administration
                                              and Planning of Mitsubishi Rayon Co., Ltd. ("MRC")
                                              since June 1997.  Mr. Suzuki was General Manager
                                              Affiliated Companies Administration and Planning of
                                              MRC from June 1996 to June 1997; Director Affiliated
                                              Companies Administration and Planning from June
                                              1995 to June 1996; General Manager Metablen and
                                              Film Division from April 1993 to June 1995.



Takuji Nakamura (55)                          Takuji Nakamura became a Director in March 1998.
    Director; Member of Executive             Mr. Nakamura has been Senior Vice President and
    Committee                                 Chief Operating Officer-Chemicals of MIC since
                                              September 1997. Mr. Nakamura was General Manager,
                                              Fine Chemicals Department of MC from July 1996 to
                                              August 1997; General Manager, Pharmaceuticals and
                                              Agrochemical Department of MC from April 1996 to
                                              June 1996; General Manager, Fine Chemicals
                                              Business Development Department of MC, March of
                                              1996; and General Manager, Fine Chemicals Business
                                              Development Department and Bio-Chemicals Department
                                              of MC from October 1994 to February 1996.

Noriyoshi Kondo (59)                          Noriyoshi Kondo became a Director in June 1999.
    Director                                  Mr. Kondo has been Senior Vice President and
                                              General Manager of the Chemicals Division at
                                              Mitsubishi Chemical America, Inc. (MCA) since
                                              1996. He also was a Board member of the MCA group
                                              companies during this time period with
                                              responsibility for total management of the MCA
                                              group companies. Mr. Kondo was General Manager
                                              Project Development Department for MCC from 1993
                                              to 1996. Prior to that, Mr. Kondo held various
                                              positions at Mitsubishi Petrochemicals Company.


EXECUTIVE OFFICERS

Set forth below is certain information relating to the ages and business experience of the non-director officers of the Company.

                            NAME, AGE AND OCCUPATION

H. Patrick Jack (47)                          H. Patrick Jack became President and Chief
   President and Chief                        Operating Officer in September 1998. Prior to
   Operating Officer                          joining the Company, Mr. Jack was Senior Vice
                                              President-Chemicals of Fina Oil & Chemical Company
                                              ("Fina") from 1995 to 1998 and Vice President-
                                              Chemicals from 1988 to 1995.

Dennis R. Henderson (50)                      Dennis R. Henderson became Senior Vice
   Senior Vice President-                     President-Chemicals in June 1999. Mr. Henderson
   Chemicals                                  was Vice President-Chemicals from December 1997 to
                                              June 1999; Division Vice President Chemicals
                                              in 1997; Division Vice President-Intermediate
                                              Chemicals from 1996 to 1997; and General
                                              Manager-Intermediate Chemicals from 1994 to 1996.

Kevin A. Rupp (44)                            Kevin A. Rupp became Vice President and Chief
   Vice President and                         Financial Officer in February 2000. Prior to
   Chief Financial Officer                    joining the Company, Mr. Rupp was Vice President
                                              and Controller of Fina since 1995. Prior to that,
                                              Mr. Rupp held various financial positions at Fina
                                              and ARCO Chemical.

Edwar S. Shamshoum (47)                       Edwar S. Shamshoum became Senior Vice-
   Senior Vice President-                     President-Research & Technology in December 1999
   Research & Technology                      and had been Vice President of Research and
                                              Technology since joining the Company in March
                                              1999. Prior to joining the Company, Mr. Shamshoum
                                              was the Director of Technology and Business
                                              Development at Engelhard Corporation and had
                                              worked for Fina, Union Carbide and the Goodyear
                                              Tire and Rubber Company.

Gary C. Reed (45)                             Gary C. Reed became Vice President-Polymers in May
   Senior Vice President-Polymers             1999. Prior to joining the Company, Mr. Reed was
                                              employed by Fina for over 23 years in a wide
                                              variety of positions. He was a plant manager at
                                              two different polymer facilities, a regional sales
                                              manager for polypropylene and polystyrene resins,
                                              and a general manager of both the styrene and
                                              polystyrene business units.

Gregory Cummings (35)                         Gregory Cummings became Corporate Comptroller in
   Corporate Comptroller                      April 1999. Mr. Cummings was Acting Chief
                                              Financial Officer from November 1999 to February
                                              2000. Prior to April 1999, Mr. Cummings was
                                              Director-Financial Analysis and Strategic Support
                                              from 1997 to April 1999; General Manager-Strategic
                                              Support in 1997; Manager Accounting Research and
                                              Strategic Planning in 1996; and has held various
                                              other financial positions since joining the Company.

Michael P. DiClemente (46)                    Michael P. DiClemente became Treasurer in November
   Treasurer                                  1999. Mr. DiClemente was Director-Banking and
                                              Finance from September 1996 to November 1999, and
                                              Director-Cash, Finance and International Treasury
                                              from March 1993 to September 1996. Prior to 1993,
                                              Mr. DiClemente held a variety of financial
                                              positions since joining the Company in 1986.

Matthew C. Cairone (41)                       Matthew C. Cairone became Vice President, General
   Vice President , General Counsel           Counsel and Secretary in March 2000. Mr. Cairone
   and Secretary                              was General Counsel and Secretary from October
                                              1999 to March 2000; Assistant General Counsel from
                                              May 1995 to October 1999; and Senior Counsel from
                                              1994 to May 1995.


ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to and earned by the Company's chief executive officer and each of the Company's four most highly compensated executive officers other than the chief executive officer for services rendered to the Company for the years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long-term
                                             Annual Compensation                                Compensation
                                ----------------------------------------------     ---------------------------------------
                                                                       Other        Securities
                                                                      Annual        Underlying                  All Other
                                                                      Compen-        Options/        LTIP        Compen-
          Name and                          Salary         Bonus    sation (5)         SARs        Payouts     sation (1)
     Principal Position         Year          ($)           ($)         ($)              #           ($)           ($)
----------------------------    ----        -------       -------   ----------     -----------     -------     ----------
Masatake Bando (3)(4)           1999        365,004            --      82,961          7,400        48,632           --
    Chief Executive             1998        326,061            --      75,962           --             --            --
    Officer                     1997         83,335            --      25,531           --             --         9,010

H. Patrick Jack                 1999        375,004       150,000      57,823          7,600            --       16,400
    President and Chief         1998             --            --          --           --              --           --
    Operating Officer           1997             --            --          --           --              --           --

Dennis R. Henderson             1999        168,656            --       8,350          2,000        24,354        7,680
    Senior Vice President-      1998             --            --          --           --              --           --
    Chemicals                   1997             --            --          --           --              --           --

Edwar S. Shamshoum (6)          1999        140,833            --      57,751          2,000            --           --
    Senior Vice President-      1998             --            --          --           --              --           --
    Research & Technology       1997             --            --          --           --              --           --

Gary C. Reed (2)
    Senior Vice President-      1999        131,250        50,000       65,387         2,000            --           --
    Polymers                    1998             --            --          --           --              --           --
                                1997             --            --          --           --              --           --

The following two individuals were corporate officers during 1999, but were terminated prior to December 31, 1999. They are disclosed pursuant to Regulation S-K, Section 229.402(a)(3)(iii).

Charles P. Costanza             1999        174,017            --      210,803          --          75,639       6,400
    Senior Vice President-      1998        192,500            --        9,928          --          99,816       4,000
    Manufacturing               1997        185,000       185,612        2,940          --          99,816       5,517

Mark K. McNally
    Senior Vice President,      1999        168,698            --       74,576          --          78,441       6,400
    General Counsel and         1998        196,000            --       13,846          --         105,461       4,006
    Corporate Secretary         1997        190,000       197,990        6,770          --         105,461       9,458


(1) Includes matching contributions under Aristech's 401(k) savings and deferred compensation plans.
(2)  Mr. Reed joined the Company effective May 1, 1999.
(3) Mr. Bando is a participant in the LTIP and Phantom Stock Option Plans, however, he does not participate in any other executive benefit plans.
(4) Mr. Bando is under agreement with MC to remit quarterly to MC, the amount necessary to reconcile his total compensation to the MC executive pay scale.
(5) For 1999 and 1998, amounts include allowances under Aristech's welfare cafeteria plan, imputed income related to Company provided life insurance and long-term disability coverage, and other taxable fringe benefits. Mr. Bando's other annual compensation also includes reimbursement for housing and automobile costs. For 1997, the allowances under the welfare cafeteria plan, imputed income related to Company provided life insurance and long-term disability coverage were included as all other long-term compensation. For 1999, amounts for Messrs. Jack, Shamshoum and Reed include allowances under Aristech's relocation policy. For 1999, amounts for Messrs. Costanza and McNally include allowances under Aristech's severance policy.
(6)  Mr. Shamshoum joined the Company effective March 1, 1999.

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

The LTIP was terminated with the completion of the 1995-1998 performance cycle, and was replaced with a phantom stock option plan discussed below.

PHANTOM STOCK OPTION PLAN

The Phantom Stock Option Plan (the "Plan") was adopted during 1999, retroactive to January 1, 1999, and will expire on December 31, 2003, unless extended by the Compensation Committee of the Board of Directors. The Plan is intended to replace Aristech's LTIP with a long term incentive plan of at least equivalent value that better satisfies the Company's business goals. The Plan has the following key objectives: focus executives on measures of performance that lead to sustained creation of value in the commodity chemicals industry; allow the Company to attract and retain talented executives; provide executives with competitive total remuneration in comparison to chemical industry norms, contingent on both Company and personal performance; and align long term incentive payments with creation of shareholder value.

The Plan provides for the annual grant of options on phantom stock ("Share(s)") to selected executives based on target grant levels that are intended to be competitive with opportunities granted to similar executives at comparable companies. The size of the grants to individual participants will be determined primarily as a percentage of salary, and secondarily based on the number of phantom stock shares, with the actual number of option shares granted based on the participant's performance and contribution to the success of the Company. A participant is vested in and may exercise 50% of the options granted three years after the date of grant and vests in the remaining 50% after four years. Options remain exercisable for up to eight years from the date of grant, absent earlier exercise or cancellation. Vesting of options may be accelerated under certain circumstances such as retirement, disability, the sale of assets, death, involuntary termination without cause, or a change in control. Participants may exercise vested options during annual exercise periods. Upon exercise, a participant will receive the amount, if any, by which the then current value of the Shares exceeds the value of the Shares at the time of the initial grant. Therefore, the options operate as Stock Appreciation Rights ("SARs"). The Shares are not dividend bearing and are non-voting. Multiples of the Company's book value, defined as total assets less liabilities, and earnings before interest, taxes, depreciation and amortization ("EBITDA") shall be equally weighted to determine share value. Amounts due upon exercise of options will be paid in cash, although Plan participants may defer receipt of such awards, if and to the extent permitted under the Company's deferred compensation plan(s).

A total of 250,000 Shares will be subject to options granted under the Plan. If, during the term of the Plan, an option is cancelled prior to exercise, a new option or options may be granted with respect to the Shares underlying such cancelled option(s). Based on estimated market and Company factors, the number of Shares authorized for grant under the Plan are intended to be sufficient for annual grant cycles of five years or more.

Options under the Plan will be granted within the first quarter of each year that the Plan is in effect. The Compensation Committee shall attribute a fixed number of Shares to which each participant shall be granted options, based upon recommendations of the CEO. The number of Shares attributed to participants in any year shall be the number of Shares required to produce the target award recommended by the CEO for that participant for the year, expressed as a percentage of base salary. The target award level shall be set annually at an amount equal to the 50th percentile for the Chemical Industry. The CEO has the discretion to determine an appropriate individual award recommendation within 25% above or below the target amount. The recommended target shall be structured to result in the participant's total compensation falling within the 25th to 75th percentile of compensation for executives with comparable duties and responsibilities in the Chemical Industry. The percentiles shall be determined by the Hay Executive Compensation Survey, or such other executive compensation survey as may designated by the Compensation Committee; provided however, that the CEO may recommend that a participant shall not receive any grant in a given year.

STOCK OPTION/SAR GRANTS

The following table sets forth certain information on stock appreciation rights in fiscal 1999 to the CEO of Aristech and each of the other most highly compensated employees as of December 31, 1999.


                          Option Grants in Fiscal 1999

                                                            Individual Grants
------------------------------------------------------------------------------------------------------------------------
                                                  % of Total                                       Potential Realizable
                                                   Options/                                          Value at Assumed
                                                     SARs                                          Annual Rates of Share
                                    Options/      Granted to      Exercise                        Price Appreciation for
                                      SARs        Employees       or Base                              Option Term
                                     Granted      in Fiscal        Price       Expiration        -----------------------
            Name                       (#)           Year          ($/SH)        Date             5% ($)         10% ($)
------------------------------      --------      ----------      --------     ----------        -------        --------
Masatake Bando                        7,400          15.0%         100.00       12/31/07         301,254        702,038
H. Patrick Jack                       7,600          15.4%         100.00       12/31/07         309,396        721,012
Dennis R. Henderson                   2,000           4.1%         100.00       12/31/07          81,420        189,740
Edwar S. Shamshoum                    2,000           4.1%         100.00       12/31/07          81,420        189,740
Gary C. Reed                          2,000           4.1%         100.00       12/31/07          81,420        189,740


STOCK OPTION/SAR EXERCISES

The table below sets forth the following information with respect to stock option/SAR exercises during fiscal 1999 by each of the named executive officers and the status of their options at December 31, 1999.

     o The number of securities with respect to which the options/SARs were exercised;
     o The aggregate dollar value realized upon exercise of such options/SARs;
     o The total number of exercisable and unexercisable options/SARs at December 31, 1999; and
     o The aggregate dollar value of in-the-money unexercised options/SARs at December 31, 1999.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year End Option/SAR Values

                                                                                                     Value of
                                                                                Number of           Unexercised
                                                                               Unexercised         In-the-Money
                                                                              Options/SARs         Options/SARs
                                                                              at FY-End (#)        at FY-End ($)

                                  Shares Acquired       Value Realized        Exercisable/         Exercisable/
            Name                  on Exercise (#)             ($)             Unexercisable        Unexercisable
----------------------------      ---------------       --------------        -------------        -------------
Masatake Bando                          0                      0               0  /  7,400            0  /  0
H. Patrick Jack                         0                      0               0  /  7,600            0  /  0
Dennis R. Henderson                     0                      0               0  /  2,000            0  /  0
Edwar S. Shamshoum                      0                      0               0  /  2,000            0  /  0
Gary C. Reed                            0                      0               0  /  2,000            0  /  0

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

While employed by Aristech, a participant may elect to purchase optional coverage in addition to the basic survivor benefit. During the participant's active employment, optional coverage may be in an amount equal to either one times or two times the participant's annual base salary. After retirement, the participant may elect to reimburse Aristech for its cumulative premiums and take ownership of the policy. Aristech will pay all the necessary premiums for the basic survivor benefit for all participants. Each participant must contribute to Aristech the premium amount attributable to optional coverage.

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

                                YEARS OF SERVICE

      Covered
      Compen-
       sation        5 Years      10 Years      15 Years      20 Years      25 Years     30 Years      35 Years      40 Years
       ------        -------      --------      --------      --------      --------     --------      --------      --------
     $ 125,000       $ 9,375      $ 31,250      $ 56,250      $ 62,500      $ 68,750     $ 75,000      $ 81,250      $ 87,500
       150,000        11,250        37,500        67,500        75,000        82,500       90,000        97,500       105,000
       175,000        13,125        43,700        78,750        87,500        96,250      105,000       113,750       122,500
       200,000        15,000        50,000        90,000       100,000       110,000      120,000       130,000       140,000
       225,000        16,875        56,250       101,250       112,500       123,750      135,000       146,250       157,500
       250,000        18,750        62,500       112,500       125,000       137,500      150,000       162,500       175,000
       300,000        22,500        75,000       135,000       150,000       165,000      180,000       195,000       210,000
       350,000        26,250        87,500       157,500       175,000       192,500      210,000       227,500       245,000
       400,000        30,000       100,000       180,000       200,000       220,000      240,000       260,000       280,000
       450,000        33,750       112,500       202,500       225,000       247,500      270,000       292,500       315,000
       500,000        37,500       125,000       225,000       250,000       275,000      300,000       325,000       350,000


Covered compensation for purposes of the Salaried Pension Plan includes salary and some other forms of compensation from Aristech, but excludes incentive bonuses and other recognition-type payments. Benefits under the Salaried Pension Plan are offset by benefits payable under the USX Employee Pension Plan, but are not offset by Social Security benefits. Covered compensation under the Supplemental Pension Plan includes base salary and incentive compensation. Benefits under the Supplemental Pension Plan are offset by benefits payable under the Salaried Pension Plan, the USX Employee Pension Plan and 50% of the participant's Social Security old age insurance benefits. Messrs. Jack and Henderson had one and 25 years of service, respectively, and $484,004 and $143,821 in covered compensation, respectively, for purposes of the Supplemental Pension Plan. Messrs. Shamshoum and Reed joined the Company during 1999 and have less than one year of service. However, both Mr. Shamshoum and Mr. Reed participated in the plan during 1999 and accordingly had $140,833 and $181,250 in covered compensation, respectively.

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

                                YEARS OF SERVICE


     Covered
   Compensation      5 Years      10 Years     15 Years    20 Years     25 Years     30 Years      30 Years
   ------------      -------      --------     --------    --------     --------     --------      --------
    $ 125,000        $ 9,375      $18,750      $28,125      $37,500      $46,875     $ 56,250      $65,625
      150,000         11,250       22,500       33,750       45,000       56,250       67,500       78,750
      160,000         12,000       24,000       36,000       48,000       60,000       72,000       84,000


Directors who have not been employees of Aristech will not receive any benefits under the Salaried Pension Plan or the Supplemental Pension Plan.

CHANGE IN CONTROL AGREEMENTS

Aristech has entered into change in control agreements with Messrs. Jack, Henderson, Shamshoum, Reed and Rupp. Each such agreement has an initial term of three years, subject to automatic annual renewals, but the agreements will become operative only if and when a change in control (as defined in the agreements) occurs during the term of the agreement or if the executive's employment is terminated in connection with or in anticipation of a change in control. From the date of any change in control until the third anniversary of such date the executive shall be entitled to remain employed by Aristech and receive compensation at least as favorable as that in effect prior to the change in control.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of shares of the Company's common stock as of December 31, 1999 by each person known to Aristech to be a beneficial owner of the Company's outstanding common stock.

                                                                 Number of           Percent
          Name of Stockholder                                     Shares             of Class
---------------------------------------                          ---------           --------
Mitsubishi Corporation
    6-3, Marunouchi 2-Chome
    Chiyoda-Ku, Tokyo 100-8086  Japan                             11,589 (1)          77.74% (1)

Mitsubishi Chemical Corporation (2)
    Mitsubishi Building
    5-2, Marunouchi 2-Chome
    Chiyoda-ku, Tokyo 100-0005  Japan                              2,200              14.76%

Mitsubishi International Corporation
    520 Madison Avenue
    New York, NY  10022                                              678               4.55%

Mitsubishi Rayon Co., Ltd. (2)
    6-41, Konan 1-Chome
    Minato-ku, Tokyo 108-8506  Japan                                 441               2.96%
                                                                  ------             -------
                         Total                                    14,908             100.00%
                                                                  ======             =======


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


          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                         ARISTECH CHEMICAL CORPORATION
                                 (IN MILLIONS)

                                                        Additions
                                                -------------------------
                                 Balance at     Charged to     Charged to                    Balance
                                 beginning      costs and        other                      at end of
         Description             of period       expense        accounts     Deductions       period
-----------------------------    ---------      ----------     ----------    ----------     ---------
Year ended 12/31/99
    Reserve for bad debts           $0.2           $0.2           $--          $(0.1)          $0.3

Year ended 12/31/98
    Reserve for bad debts           $0.6           $ --           $--          $(0.4)          $0.2

Year ended 12/31/97
    Reserve for bad debts           $0.6           $0.2           $--          $(0.2)          $0.6


C. EXHIBIT INDEX

3.01 Restated Certificate of Incorporation of Aristech Chemical Corporation, as amended (See Exhibit 3.01 of the Company's Form S-4 filed December 16, 1996)

3.02 By-Laws of Aristech Chemical Corporation, as amended (See Exhibit 3.02 of the Company's Form S-4 filed December 16, 1996)

4.01 Indenture dated as of November 1, 1996 between Aristech Chemical Corporation, as Issuer, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers (See Exhibit 4.01 of the Company's Form S-4 filed December 16, 1996)

4.02 Registration Rights Agreement dated as of November 25, 1996 among Aristech Chemical Corporation, as Issuer, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers (See Exhibit 4.02 of the Company's Form S-4 filed December 16, 1996)

4.03 Form of Security for 6 7/8% Notes due 2006, originally issued by Aristech Chemical Corporation on November 25, 1996 (See Exhibit 4.03 of the Company's Form S-4 filed December 16, 1996)

4.04 Form of Security for 6 7/8% Notes due 2006, issued by Aristech Chemical Corporation on March 12, 1997 and registered under the Securities Act of 1933 (See Exhibit 4.04 of the Company's Form S-4 filed December 16,
         1996)

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

10.04 Agreement regarding Guarantees dated January 4, 1995 among Aristech Chemical Corporation and Mitsubishi Corporation, as amended through March 3, 1997 (See Exhibit 10.04 of the Company's Form S-4 filed December 16, 1996)

10.05 Asset Purchase Agreement dated as of April 28, 1995 between Ashland Inc. and Aristech Chemical Corporation (See Exhibit 10.05 of the Company's Form S-4 filed December 16, 1996)

10.06 Form of Change in Control Agreement between Aristech Chemical Corporation and each of H. Patrick Jack, Dennis R. Henderson, Edwar S. Shamshoum and Gary C. Reed and Kevin A. Rupp (See Exhibit 10.06 of the Company's Form S-4 filed December 16, 1996)

10.07    Aristech Chemical Corporation Deferred Compensation Plan (See Exhibit
         10.07 of the Company's Form S-4 filed December 16, 1996)

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

10.13    Aristech Chemical Corporation Phantom Stock Option Plan

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

                                                   ARISTECH CHEMICAL CORPORATION

Date: 3/30/00                                      By /s/ KEVIN A. RUPP
     -------------------------------                 ---------------------------
                                                         Kevin A. Rupp
                                                         Vice President and
                                                         Chief Financial Officer

Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                           TITLE                                   DATE
         ---------                                           -----                                   ----
   /s/   TAKERU ISHIBASHI                           Chairman of the Board                           3/30/00
-----------------------------------                 and Director
         Takeru Ishibashi


   /s/   MASATAKE BANDO                             Chief Executive Officer                         3/30/00
-----------------------------------                 and Director
         Masatake Bando                             (Principal Executive Officer)

   /s/   H. PATRICK JACK                            President and Chief Operating                   3/30/00
-----------------------------------                 Officer
         H. Patrick Jack

   /s/   KEVIN A. RUPP                              Vice President and                              3/30/00
-----------------------------------                 Chief Financial Officer
         Kevin A. Rupp                              (Principal Financial Officer)

   /s/   GREGORY CUMMINGS                           Corporate Comptroller                           3/30/00
-----------------------------------                 (Principal Accounting Officer)
         Gregory Cummings

   /s/   YASUO SONE                                 Director                                        3/30/00
-----------------------------------
         Yasuo Sone

   /s/   MUNEO SUZUKI                               Director                                        3/30/00
-----------------------------------
         Muneo Suzuki

   /s/   TATSUO SUZUKI                              Director                                        3/30/00
-----------------------------------
         Tatsuo Suzuki

   /s/   NORIYOSHI KONDO                            Director                                        3/30/00
-----------------------------------
         Noriyoshi Kondo

   /s/   TAKUJI NAKAMURA                            Director                                        3/30/00
-----------------------------------
         Takuji Nakamura

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