Form 10-Q
period 2000-03-31
ARISTECH CHEMICAL CORP
filed 2000-05-15
CIK 804104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

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


                   210 Sixth Avenue, Pittsburgh, PA 15222-2611
                    (Address of principal executive offices)

                  Registrant's Telephone Number: (412) 316-2747



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common Stock outstanding at March 31, 2000: 14,908 shares

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                      Consolidated Statements of Operations                                       3

                      Consolidated Balance Sheets                                                 4

                      Consolidated Statements of Cash Flows                                       5

                      Selected Notes to the Consolidated Financial Statements                     6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         9

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     11


PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                                              12

      Item 2.     Changes in Securities and Use of Proceeds                                      12

      Item 3.     Defaults Upon Senior Securities                                                12

      Item 4.     Submission of Matters to a Vote of Security Holders                            12

      Item 5.     Other Information                                                              13

      Item 6.     Exhibits and Reports on Form 8-K                                               13

                          ARISTECH CHEMICAL CORPORATION
                Consolidated Statements of Operations (Unaudited)
                              (Dollars in Millions)


                                                                 Three Months Ended
                                                                      March 31,
                                                             -------------------------
                                                               2000              1999
                                                             ---------          ------
Sales                                                          $249.6           $183.9
                                                               ------           ------
Operating Costs:
     Cost of sales                                              231.4            158.9
     Selling, general and administrative expenses                12.2             16.5
     Depreciation and amortization                               18.4             13.7
                                                               ------           ------
         Total Operating Costs                                  262.0            189.1
                                                               ------           ------
Operating Loss                                                  (12.4)            (5.2)

Net Gain on Disposal of Assets                                     --              0.1
Other Expense, Net                                                 --             (0.2)
Interest Income                                                   1.0              0.5
Interest Expense                                                (12.9)            (6.3)
                                                               ------           ------
Loss Before Income Taxes                                        (24.3)           (11.1)

Benefit for Income Taxes                                         (9.3)            (4.2)
                                                               ------           ------
Loss Before Minority Interest                                   (15.0)            (6.9)

Minority Interest                                                (0.8)            (0.6)
                                                               ------           ------
Net Loss                                                       $(15.8)          $ (7.5)
                                                               ======           ======




   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                           Consolidated Balance Sheets
                              (Dollars in Millions)


                                                                                      March 31,          December 31,
                                                                                        2000                 1999
                                                                                    -----------          ------------
                                                                                    (Unaudited)
ASSETS
Current Assets:
     Cash and equivalents                                                             $    1.8             $   22.5
     Receivables (less allowance for doubtful accounts of $.4
         at March 31, 2000, and $.3 at December 31, 1999)                                 26.0                 36.7
     Subordinated note receivable-related party                                           25.1                 24.2
     Inventories                                                                         133.6                128.8
     Other current assets                                                                  2.6                  1.7
                                                                                      --------             --------
         Total Current Assets                                                            189.1                213.9

Property, plant and equipment, net                                                       938.3                950.4
Long-term receivables                                                                      7.7                  7.8
Excess cost over assets acquired                                                         155.1                156.4
Deferred income taxes                                                                      8.2                  8.2
Other assets                                                                               7.0                 11.7
                                                                                      --------             --------
         Total Assets                                                                 $1,305.4             $1,348.4
                                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                 $  112.4             $  107.7
     Accounts payable-related parties                                                      5.2                  5.6
     Payroll and benefits payable                                                          9.2                  8.8
     Accrued taxes                                                                         7.0                  8.6
     Deferred income taxes                                                                 3.3                  3.3
     Short-term borrowings                                                                25.0                 40.0
     Long-term debt due within one year                                                    0.7                  0.7
     Other current liabilities                                                            21.6                 26.0
                                                                                      --------             --------
         Total Current Liabilities                                                       184.4                200.7

Long-term debt-related parties                                                           278.8                278.0
Long-term debt-other                                                                     315.0                315.3
Deferred income taxes                                                                    146.6                155.8
Other liabilities                                                                         40.9                 43.9
                                                                                      --------             --------
         Total Liabilities                                                               965.7                993.7
                                                                                      --------             --------

Minority Interest                                                                         12.5                 11.7
                                                                                      --------             --------

Common stock ($.01 par value, 20,000 shares authorized, 14,908
     shares issued at March 31, 2000 and December 31, 1999)                                 --                   --
Additional paid-in capital                                                               382.5                382.5
Retained deficit                                                                         (55.3)               (39.5)
                                                                                      --------             --------
         Total Stockholders' Equity                                                      327.2                343.0
                                                                                      --------             --------

         Total Liabilities and Stockholders' Equity                                   $1,305.4             $1,348.4
                                                                                      ========             ========


   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)
                              (Dollars in Millions)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                           -------------------------
                                                                              2000             1999
                                                                           ---------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(15.8)          $ (7.5)
     Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities:
         Depreciation                                                          17.1             12.4
         Amortization of excess cost over assets acquired                       1.3              1.3
         Deferred income taxes                                                 (9.2)            (2.7)
         Discount on sale of receivables                                        1.9              1.4
         Gain on disposal of assets                                              --             (0.1)
         (Increase) decrease in receivables                                    (4.3)             1.9
         (Increase) decrease in inventories                                    (4.8)            15.8
         Increase (decrease) in accounts payable and other
            current liabilities                                                 3.5             (3.3)
         Minority interest in consolidated subsidiaries                         0.8              0.6
         Other                                                                 (4.7)             2.0
                                                                             ------           ------
Net Cash Provided by (Used in) Operating Activities                           (14.2)            21.8

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                      (5.1)           (64.6)
     Other                                                                      0.1              0.1
                                                                             ------           ------
Net Cash Used in Investing Activities                                          (5.0)           (64.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in short-term borrowings                         (15.0)            30.6
     Repayment of long-term debt                                              (36.1)           (34.0)
     Principal repayments under capital leases                                 (0.2)            (0.2)
     Proceeds from issuance of long-term debt                                  36.8             70.0
     Net increase (decrease) in receivables financing facility                 12.2            (20.6)
     Proceeds from corporate owned life insurance                               4.4               --
     Dividends paid                                                            (3.6)              --
                                                                             ------           ------
Net Cash Provided by (Used in) Financing Activities                            (1.5)            45.8

NET INCREASE IN CASH AND EQUIVALENTS                                          (20.7)             3.1
Cash and Equivalents, Beginning of Year                                        22.5              1.1
                                                                             ------           ------
Cash and Equivalents, End of Period                                          $  1.8           $  4.2
                                                                             ======           ======


   The accompanying notes are an integral part of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2000 are not necessarily indicative of expected results for the full year of 2000.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Aristech include the accounts of the Company and its majority-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated subsidiaries over which the Company does not exercise control are accounted for under the equity method.

Certain reclassifications were made to the prior years' consolidated financial statements to conform to the classifications used in the 2000 consolidated financial statements.

ACCOUNTING CHANGES

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect of this standard on its financial position or results of operations.

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

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements



NOTE B - INVENTORIES

Inventories consist of the following at March 31, 2000 and December 31, 1999:

                                                    March 31,           December 31,
                                                      2000                  1999
                                                  -----------           ------------
                                                  (Unaudited)
(In Millions)
     Raw materials                                    $ 35.0               $ 36.8
     Finished products                                  79.2                 73.3
     Supplies and sundry items                          19.4                 20.6
     Lower of cost or market reserve                      --                 (1.9)
                                                      ------               ------
         Total Inventory                              $133.6               $128.8
                                                      ======               ======



NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 2000 and December 31, 1999:

                                                    March 31,          December 31,
                                                      2000                 1999
                                                  -----------          ------------
                                                  (Unaudited)
(In Millions)
     Land                                           $   13.9             $   13.9
     Buildings                                          76.6                 75.0
     Machinery and equipment                         1,193.7              1,160.9
     Intangible assets                                  28.8                 28.8
     Construction in process                            14.6                 44.0
                                                    --------             --------
                                                     1,327.6              1,322.6
     Accumulated depreciation                         (389.3)              (372.2)
                                                    --------             --------
         Property, Plant and Equipment, Net         $  938.3             $  950.4
                                                    ========             ========

                          ARISTECH CHEMICAL CORPORATION
                 Notes to the Consolidated Financial Statements


NOTE D - LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2000 and December 31, 1999:

                                                             Interest         March 31,         December 31,
                                            Maturity           Rate              2000               1999
                                            --------         --------        -----------        ------------
                                                                             (Unaudited)
(In Millions)
     Revolving Loan 1 - MIC                   2002           Variable           $ 70.0             $ 70.0
     Revolving Loan 2 - MIC                   2001           Variable             28.8               28.0
     Term Loan - MIC                          2002           Variable            130.0              130.0
     Term Loan - MIC                          2002           Variable             50.0               50.0
     Revolving Loan - GFC/BCC                 2001           Variable            150.0              150.0
     6 7/8% Notes                             2006            6.875%             149.3              149.2
     Capital lease obligations             2000-2017                              15.1               15.3
     Other                                                                         1.3                1.5
                                                                                ------             ------
                                                                                 594.5              594.0
     Less amount due within one year                                              (0.7)              (0.7)
                                                                                ------             ------
         Total Long-term Debt                                                   $593.8             $593.3
                                                                                ======             ======

Due to MC's long-term intent and ability to refinance the obligations due under the MIC and GFC/BCC facilities due March 31, 2001, balances outstanding under these loans continue to be classified as long-term debt on the March 31, 2000 balance sheet.


NOTE E - SEGMENT INFORMATION

Financial information about the Company's industry segments is summarized as follows:

                                               Three Months Ended
                                                    March 31,
                                              2000             1999
                                             ------           ------
                                                   (Unaudited)
(In millions)
     Sales:
         Chemicals                           $129.5           $106.5
         Polymers                             123.6             79.9
         Intersegment sales                    (3.5)            (2.5)
                                             ------           ------
                                             $249.6           $183.9
                                             ======           ======


     Operating income (loss):
         Chemicals                           $(11.9)          $   .5
         Polymers                               4.0              2.3
         Corporate                             (4.5)            (8.0)
                                             ------           ------
                                             $(12.4)          $ (5.2)
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

As of March 31, 2000 and December 31, 1999, the Company had outstanding irrevocable standby letters of credit and surety bonds in the amount of $1.2 million, primarily in connection with environmental matters.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including any statements that may be contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations", and including statements contained elsewhere in this and other Company filings with the Securities and Exchange Commission. The Company does not undertake to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to operating results over time. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to sales growth and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "projected," "contemplates" or "anticipates" or other comparable terminology. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements: The ability to generate sufficient cash flows to support capital expansion plans and general operating activities. Competitive product and pricing pressures. A change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretation) and laws in domestic or foreign jurisdictions. Fluctuations in the cost and availability of raw materials to the Company or to the Company's vendors and the ability to maintain favorable supplier arrangements and relationships. The ability to achieve earnings forecasts, which are generated based on projected sales of different product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales. The ability to penetrate new markets, which also depends on economic and political conditions. The effectiveness of our marketing programs. The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The foregoing list of important factors is not exclusive.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

The Company's net sales increased by $65.7 million or 36% from $183.9 million for the three months ended March 31, 1999 to $249.6 million for the three months ended March 31, 2000. This increase was due to a 23% increase in pounds shipped, which primarily resulted from the capacity expansion projects completed during 1999, coupled with a 13% increase in the average selling price per pound. Net Chemicals sales increased by $23.0 million or 22% over the three month period ended March 31, 1999, primarily due to a 15% increase in pounds shipped as a result of the completion of the third phenol unit at the Company's Haverhill, Ohio plant in November of 1999. Also contributing to the higher sales revenues for Chemicals was an increase in the average selling price per pound of 6%. Net Polymers sales increased by $43.7 million or 55% over the three month period ended March 31, 1999, primarily due to a 34% increase in pounds shipped as a result of the completion of the new polypropylene line at the LaPorte, Texas plant in September of 1999. An 18% increase in the average selling price per pound for Polymers also contributed to the increased sales figure in 2000.

Total operating costs increased by $72.9 million or 39% from $189.1 million to $262.0 million for the three-month periods ended March 31, 1999 and 2000, respectively. The increase in operating costs was primarily driven by increases in cost of sales due to a 65% increase in the average price per pound for raw materials and a 34% increase in pounds produced due to expanded capacity. Also contributing to the increase in operating costs, was an increase in depreciation expense as a result of the plant additions completed in 1999. The Chemicals operating segment's average raw materials price per pound, which includes primarily cumene, increased by 61%, while the Polymers average raw materials price per pound, which includes primarily propylene, increased by 69%. Partially offsetting these increases, was a $4.3 million or 26% decrease in selling, general and administrative expenses primarily as a result of personnel reductions achieved through the voluntary early retirement and involuntary separation programs implemented in 1999.

The Company's interest expense before interest capitalization was $13.2 million for the three-month period ended March 31, 2000 as compared to $9.8 million for the same period in 1999. This $3.4 million or 35% increase in interest expense reflects a total net increase in borrowings of $55.5 million since March 31, 1999, primarily to fund the Company's capacity expansion program, and higher interest rates in the year 2000. An increase in the discount on the securitization of accounts receivable caused by the increased sales level in 2000 also contributed to the increase in interest expense when compared to the first quarter of 1999. The Company's weighted-average cost of borrowing before interest capitalization for the three months ended March 31, 2000 and 1999, was 6.7% and 6.1%, respectively. The Company capitalized interest in connection with the capacity expansion program of $.3 million and $3.5 million for the three months ended March 31, 2000 and 1999, respectively.

The Company's benefit for income taxes increased by $5.1 million from $4.2 million for the three months ended March 31, 1999, to $9.3 million for the same period in 2000. The increase in the benefit for income taxes was caused primarily by a $13.2 million increase in the pre-tax loss for the three-month period ended March 31, 2000 when compared with the same period in 1999.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, the Company's working capital balance decreased by $8.5 million from $13.2 million at December 31, 1999 to a balance of $4.7 million at March 31, 2000. The decrease in working capital was due primarily to decreases in cash and equivalents and accounts receivable. The decrease in cash and equivalents resulted primarily from $15.0 million in net repayments on the uncommitted line of credit with a commercial bank, an increase in the Company's net loss as compared to the prior year and capital spending related to the capacity expansion program. The decrease in receivables during the first quarter of 2000 was due to the receipt of an $18.4 million federal income tax refund in January of 2000, partially offset by an increase in trade receivables as a result of the increased sales volumes in 2000. The Company's net cash provided by or used in operating activities decreased $36.0 million from cash provided by operations of $21.8 million for the three months ended March 31, 1999 to cash used in operations of $14.2 million for the three months ended March 31, 2000. The decrease in operating cash flows in 2000 occurred primarily due to the increase in the Company's net loss compared to the first quarter of 1999 and an increase in inventories during the first quarter of 2000 versus a significant reduction of inventories during the first quarter of 1999.

Net cash provided by or used in financing activities decreased by $47.3 million from cash provided by financing activities of $45.8 million for the three months ended March 31, 1999 to cash used by financing activities of $1.5 million for the three months ended March 31, 2000. This decrease was primarily due to net borrowings during the first quarter of 1999 of $66.4 million, versus net repayments on borrowings of $14.5 million during the first quarter of 2000. The additional borrowings during the first quarter of 1999 were utilized to fund the Company's capacity expansion program. Partially offsetting the impact of the net decrease in borrowings was a $32.8 million increase in proceeds from the sale of receivables under the receivables financing facility during the first quarter of 2000 as compared to the first quarter of 1999. This increase was due to the increased sales activity during the first quarter of 2000 and an increase in the total borrowing capacity on the receivables financing facility from $90.0 million to $100.0 million effective March 29, 2000.

The Company anticipates that the remaining outstanding fixed capital commitments connected to the capacity expansion program and future working capital requirements will be funded by cash flows from operations or, if necessary, additional borrowings from existing or replacement credit facilities. At March 31, 2000, there was in excess of $60.0 million of additional borrowing capacity available under existing lines of credit plus additional borrowing capacity under the receivables financing facility.

CAPITAL EXPENDITURES

Capital expenditures decreased by $59.5 million from $64.6 million for the three months ended March 31, 1999 to $5.1 million for the three months ended March 31, 2000. During the first quarter of 1999, significant capital expenditures were made related to the Company's capacity expansion program. The capacity expansion program included plant additions within the phenol product line at the Haverhill, Ohio plant, the polypropylene product line at the LaPorte, Texas plant and the acrylic sheet product line at the Florence, Kentucky plant. Capital expenditures during the first quarter of 1999 were funded by cash flows from operations and net cash provided by the Company's financing activities in the form of additional net borrowings. The majority of the capacity expansion projects were either completed or nearing completion by the end of 1999, resulting in the significant decrease in capital spending during the first quarter of 2000. Capital expenditures during the first quarter of 2000 were primarily funded through cash and equivalents on hand at December 31, 1999. At March 31, 2000, the Company had remaining outstanding fixed commitments for capital expenditures totaling $9.2 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On an annual basis, approximately 85-90% of the Company's sales are sold domestically, with the remaining 10-15% representing export sales. Sales in currencies other than the US dollar are insignificant thereby minimizing any market risk exposure due to changes in foreign exchange rates. However, the Company, in connection with its capacity expansion program, purchased certain machinery and equipment at amounts denominated in foreign currencies that were hedged to optimize the US dollar value. The gains or losses that resulted from the purchased machinery did not have a significant effect on the Company's results of operations.

The Company does not currently engage in any significant investing activities as available funds have been utilized to fund the business expansion, thereby eliminating any investment-related market risk exposure.

The Company does, however, focus on its interest rate risk management primarily to manage the overall cost of funding provided to the Company. The Company has strategically financed its business expansion with diverse and cost-effective debt instruments at both fixed and variable interest rates. The majority of the

Company's variable rate, long-term debt is currently based on the London Interbank Offered Rate ("LIBOR"). During 1999, in an effort to further manage the overall cost of borrowing, the Company entered into three interest rate swap agreements with an aggregate notional principal amount of $100.0 million with a commercial bank. The swap structure involves the exchange of interest cash flows for a minimum of three years and potentially a maximum of seven years. For the first three years beginning November 15, 1999, the Company will pay a weighted average fixed interest rate of 6.185% in exchange for receiving a fixed interest rate of 6.875%, resulting in a savings to the Company over the first three years of approximately $2.1 million. Accordingly, interest expense was reduced by approximately $.2 million for the three months ended March 31, 2000. Subsequently, for the last four years of the agreements, the Company is obligated to pay a variable interest rate equal to the six-month LIBOR in exchange for receiving a fixed interest rate of 6.875%. The swap counterparty has the option to terminate the agreements on selected dates during the final four years of the agreements.

A hypothetical 1% increase in the interest rate for the Company's variable rate, long-term debt would increase annual interest expense by approximately $4.3 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into account other changes that might occur in the economic environment due to such changes in short-term interest rates. The Company's debt instruments are monitored daily to eliminate, to the extent possible, any significant interest rate risk exposure. The carrying amount of the Company's long-term debt as of March 31, 2000 was $594.5 million.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of Stockholders was held in Tokyo, Japan on March 17, 2000. The following directors were elected at the meeting: Masatake Bando, Takeru Ishibashi, Yasuo Sone, Muneo Suzuki, Noriyoshi
         Kondo, Tatsuo Suzuki and Takuji Nakamura. All directors were elected by unanimous vote of all shares entitled to vote at the meeting.

Item 5.  OTHER INFORMATION

         On April 1, 2000, David Siporin was elected Vice President - Corporate Services by the Executive Committee of the Board of Directors of Aristech.

         On April 5, 2000, Takeru Ishibashi, the Company's Chairman, was elected Chief Executive Officer by the Executive Committee of the Board of Directors of Aristech. Mr. Ishibashi replaces Masatake Bando.

         On April 5, 2000, Gregory Cummings was elected Vice President and Chief Financial Officer by the Executive Committee of the Board of Directors of Aristech. Mr. Cummings replaces Kevin A. Rupp who resigned on March 31, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Aristech Chemical Corporation

                                  By /s/ GREGORY CUMMINGS
                                    --------------------------------------------
                                     Gregory Cummings
                                     Vice President and Chief Financial Officer

May 15, 2000