Form 10-Q
period 2000-06-30
ARISTECH CHEMICAL CORP
filed 2000-08-11
CIK 804104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

Common Stock outstanding at June 30, 2000: 14,908 shares

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

                          ARISTECH CHEMICAL CORPORATION
                Consolidated Statements of Operations (Unaudited)
                              (Dollars in Millions)

                                                         Three Months Ended         Six Months Ended
                                                               June 30                   June 30
                                                          2000         1999         2000         1999
                                                         ------       ------       ------       ------

Sales                                                    $266.2       $191.8       $515.8       $375.7

Operating Costs:
     Cost of sales                                        253.9        162.5        485.3        321.4
     Selling, general and administrative expenses          12.3         14.6         24.5         31.1
     Depreciation and amortization                         18.7         14.0         37.1         27.7
                                                         ------       ------       ------       ------

         Total Operating Costs                            284.9        191.1        546.9        380.2
                                                         ------       ------       ------       ------

Operating Income (Loss)                                   (18.7)         0.7        (31.1)        (4.5)

Net Gain (Loss) on Disposal of Assets                      (0.4)         0.1         (0.4)         0.2
Other Income, Net                                           1.9          0.2          1.9         --
Interest Income                                             0.8          0.5          1.8          1.0
Interest Expense                                          (13.1)        (6.5)       (26.0)       (12.8)
                                                         ------       ------       ------       ------

Loss Before Income Taxes                                  (29.5)        (5.0)       (53.8)       (16.1)

Benefit for Income Taxes                                  (11.0)        --          (20.3)        (4.2)
                                                         ------       ------       ------       ------

Loss Before Minority Interest                             (18.5)        (5.0)       (33.5)       (11.9)

Minority Interest                                          (0.8)        (0.9)        (1.6)        (1.5)
                                                         ------       ------       ------       ------

Net Loss                                                 $(19.3)      $ (5.9)      $(35.1)      $(13.4)
                                                         ======       ======       ======       ======

              The accompanying selected notes are an integral part
                         of these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                           Consolidated Balance Sheets
                              (Dollars in Millions)

                                                                          June 30,      December 31,
                                                                            2000           1999
                                                                          --------       --------
                                                                        (Unaudited)
ASSETS
Current Assets:

     Cash and equivalents                                                 $    5.0       $   22.5
     Receivables (less allowance for doubtful accounts of $.4 and
         $.3 at June 30, 2000 and December 31, 1999, respectively)             9.2           36.7
     Subordinated note receivable - related party                             41.3           24.2
     Inventories                                                             139.4          128.8
     Other current assets                                                      2.3            1.7
                                                                          --------       --------
         Total Current Assets                                                197.2          213.9

Property, plant and equipment, net                                           926.4          950.4
Long-term receivables                                                          7.7            7.8
Excess cost over assets acquired                                             153.8          156.4
Deferred income taxes                                                          8.2            8.2
Other assets                                                                   4.9           11.7
                                                                          --------       --------
         Total Assets                                                     $1,298.2       $1,348.4
                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Accounts payable                                                     $  109.9       $  107.7
     Accounts payable - related parties                                        5.7            5.6
     Payroll and benefits payable                                              9.3            8.8
     Accrued taxes                                                             8.5            8.6
     Deferred income taxes                                                     3.3            3.3
     Short-term borrowings                                                    17.4           40.0
     Long-term debt due within one year                                        0.9            0.7
     Other current liabilities                                                23.8           26.0
                                                                          --------       --------
         Total Current Liabilities                                           178.8          200.7

Long-term debt - related parties                                             303.8          278.0
Long-term debt - other                                                       315.7          315.3
Deferred income taxes                                                        135.5          155.8
Other liabilities                                                             43.2           43.9
                                                                          --------       --------
         Total Liabilities                                                   977.0          993.7
                                                                          --------       --------

Minority Interest                                                             13.3           11.7
                                                                          --------       --------

Common stock ($.01 par value, 20,000 shares authorized, 14,908
     shares issued at June 30, 2000 and December 31, 1999)                     --             --
Additional paid-in capital                                                   382.5          382.5
Retained deficit                                                             (74.6)         (39.5)
                                                                          --------       --------
         Total Stockholders' Equity                                          307.9          343.0
                                                                          --------       --------

         Total Liabilities and Stockholders' Equity                       $1,298.2       $1,348.4
                                                                          ========       ========

             The accompanying selected notes are an integral part of
                          these financial statements.

                          ARISTECH CHEMICAL CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)
                              (Dollars in Millions)

                                                                        Six Months Ended
                                                                             June 30,
                                                                       2000          1999
                                                                      ------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                         $(35.1)      $ (13.4)
     Adjustments to reconcile net loss to net cash
            (used in)/provided by operating activities:
         Depreciation                                                   34.5          25.1
         Amortization of excess cost over assets acquired                2.6           2.6
         Deferred income taxes                                         (20.3)         (2.9)
         Discount on sale of receivables                                 4.0           3.0
         (Gain) loss on disposal of assets                               0.4          (0.2)
         Increase in receivables                                        (9.8)         (5.3)
         (Increase) decrease in inventories                            (10.6)         17.0
         Increase (decrease) in accounts payable and
            other current liabilities                                    3.7           5.0
         Minority interest in consolidated subsidiaries                  1.6           1.5
         Other                                                           0.1           3.7
                                                                      ------       -------
Net Cash (Used In)/Provided by Operating Activities                    (28.9)         36.1

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                              (10.1)       (126.1)
     Proceeds from disposal of assets                                    0.1           --
     Other                                                               0.1           0.1
                                                                      ------       -------
Net Cash Used in Investing Activities                                   (9.9)       (126.0)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net (decrease) increase in short-term borrowings                  (22.6)         22.9
     Repayment of long-term debt                                       (36.2)        (56.0)
     Principal repayments under capital leases                          (0.4)         (0.3)
     Proceeds from issuance of long-term debt                           61.9         129.0
     Net increase (decrease) in receivables financing facility          16.2          (4.8)
     Dividends paid                                                     (3.6)          --
     Proceeds from corporate owned life insurance                        6.0           2.1
                                                                      ------       -------
Net Cash Provided by Financing Activities                               21.3          92.9

NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS                        (17.5)          3.0
Cash and Equivalents, Beginning of Year                                 22.5           1.1
                                                                      ------       -------
Cash and Equivalents, End of Period                                   $  5.0       $   4.1
                                                                      ======       =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     During the six months ended June 30, 2000, the Company acquired property, plant and equipment with a cost of $1.1 million financed through capital lease obligations.

             The accompanying selected notes are an integral part of
                          these financial statements.

                          ARISTECH CHEMICAL CORPORATION
             Selected Notes to the Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months and six months ended June 30, 2000 are not necessarily indicative of expected results for the full year of 2000.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Aristech include the accounts of the Company and all intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated subsidiaries over which the Company does not exercise control are accounted for under the equity method.

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

                          ARISTECH CHEMICAL CORPORATION
             Selected Notes to the Consolidated Financial Statements

NOTE B - INVENTORIES

Inventories consist of the following at June 30, 2000 and December 31, 1999:

                                               June 30,     December 31,
                                                 2000           1999
                                                ------         ------
                                              (Unaudited)
(In Millions)
  Raw materials                                 $ 31.8         $ 36.8
  Finished products                               88.1           73.3
  Supplies and sundry items                       19.5           20.6
  Lower of cost or market reserve                   --           (1.9)
                                                ------         ------
      Total Inventory                           $139.4         $128.8
                                                ======         ======

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at June 30, 2000 and December 31, 1999:

                                                June 30,     December 31,
                                                  2000           1999
                                                --------       --------
                                              (Unaudited)
(In Millions)
  Land                                          $   13.9       $   13.9
  Buildings                                         76.6           75.0
  Machinery and equipment                        1,194.2        1,160.9
  Intangible assets                                 27.2           28.8
  Construction in process                           17.8           44.0
                                                --------       --------
                                                 1,329.7        1,322.6
  Accumulated depreciation                        (403.3)        (372.2)
                                                --------       --------
     Property, Plant and Equipment, Net         $  926.4       $  950.4
                                                ========       ========

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2000 and December 31, 1999:

                                                       Interest        June 30           December 31,
                                        Maturity         Rate            2000                1999
                                       ----------     ----------     -----------        --------------
                                                                     (Unaudited)
(In Millions)
     Revolving Loan 1 - MIC               2002         Variable           $ 70.0              $ 70.0
     Revolving Loan 2 - MIC               2001         Variable             44.8                28.0
     Revolving Loan 3 - MIC               2001         Variable              9.0                   -
     Term Loan - MIC                      2002         Variable            130.0               130.0
     Term Loan - MIC                      2002         Variable             50.0                50.0
     Revolving Loan - GFC/BCC             2001         Variable            150.0               150.0
     6 7/8% Notes                         2006          6.875%             149.3               149.2
     Capital lease obligations         2000-2017                            16.0                15.3
     Other                                                                   1.3                 1.5
                                                                        --------            --------
                                                                           620.4               594.0
     Less amount due within one year                                        (0.9)               (0.7)
                                                                        --------            --------
         Total Long-term Debt                                            $ 619.5             $ 593.3
                                                                        ========            ========

                          ARISTECH CHEMICAL CORPORATION
             Selected Notes to the Consolidated Financial Statements

NOTE D - LONG-TERM DEBT (CONTINUED)

Effective as of March 6, 2000, the Company arranged for a third revolving loan with MIC in the amount of $30.0 million ("Revolving Loan 3"). This is a variable-rate loan with a current maturity date of March 31, 2001, subject to renewal. Revolving Loan 3 utilizes a portion of the $190.0 million guarantee commitment obtained from MC in November of 1999 that is effective until March 31, 2001. The outstanding balance as of June 30, 2000 on Revolving Loan 3 was $9.0 million.

MC has agreed to lend up to $250.0 million to Aristech on or before March 31, 2001, for a period extending to March 31, 2002, for the purpose of refinancing obligations due under the MIC and GFC/BCC facilities due on March 31, 2001. This commitment is in place to the extent that Aristech is unable to obtain financing from outside parties. Therefore, based on the Company's intent to refinance these facilities, balances outstanding under these loans continue to be classified as long-term debt on the June 30, 2000 balance sheet.

NOTE E - SEGMENT INFORMATION

Financial information about the Company's industry segments is summarized as follows:

                                            Three Months Ended                  Six Months Ended
                                                 June 30,                           June 30,
                                           2000             1999              2000            1999
                                         --------        --------            ------          ------
                                               (Unaudited)                        (Unaudited)
(In millions)
     Sales:
         Chemicals                       $  132.6        $  105.5            $262.1          $212.0
         Polymers                           137.4            88.4             261.0           168.3
         Intersegment sales                  (3.8)           (2.1)             (7.3)           (4.6)
                                         --------        --------            ------          ------
                                         $  266.2        $  191.8            $515.8          $375.7
                                         ========        ========            ======          ======

     Operating income (loss):
         Chemicals                       $  (11.9)       $    0.4            $(23.8)         $  0.9
         Polymers                            (2.2)            7.2               1.8             9.5
         Corporate                           (4.6)           (6.9)             (9.1)          (14.9)
                                         --------        --------            ------          ------
                                         $  (18.7)       $    0.7            $(31.1)         $ (4.5)
                                         ========        ========            ======          ======


                                          June 30,      December 31,
                                           2000             1999
                                         --------        --------
                                       (Unaudited)
     Total assets:
         Chemicals                       $  660.9        $  677.0
         Polymers                           637.3           671.4
                                         --------        --------
                                         $1,298.2        $1,348.4
                                         ========        ========

                          ARISTECH CHEMICAL CORPORATION
             Selected Notes to the Consolidated Financial Statements

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

As of June 30, 2000 and December 31, 1999, the Company had outstanding irrevocable standby letters of credit and surety bonds in the amount of $1.2 million, primarily in connection with workers' compensation coverage and the Company's exporting activities.

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

NOTE G - SUBSEQUENT EVENTS

On June 29, 2000, the MC Board of Directors approved a debt to equity conversion whereby MC will invest $200.0 million in preferred stock to be issued by Aristech. The proceeds will be used to repay a like amount of outstanding debt to MIC. The transaction is subject to approval by the stockholders of Aristech and is expected to take place during the third quarter of 2000.

On July 21, 2000, Aristech voluntarily elected to terminate its $25.0 million, unsecured, uncommitted line of credit with a commercial bank. Aristech utilized existing borrowing availability on MIC Revolving Loan 2 to repay the outstanding balance of $18.7 million on that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including any statements that may be contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations", and including statements contained elsewhere in this and other Company filings with the Securities and Exchange Commission. The Company does not undertake to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to operating results over time. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to sales growth and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "projected," "contemplates" or "anticipates" or other comparable terminology. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements: The ability to generate sufficient cash flows to support capital expansion plans and general operating activities. Competitive product and pricing pressures. A change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretation) and laws in domestic or foreign jurisdictions. Fluctuations in the cost and availability of raw materials to the Company or to the Company's vendors and the ability to maintain favorable supplier arrangements and relationships. The ability to achieve earnings forecasts, which are generated based on projected sales of different product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales. The effectiveness of our marketing programs, including the ability to penetrate new markets. The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. The foregoing list of important factors is not exclusive.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999.

During the three-month period ended June 30, 2000, when compared with the same period for 1999, the Company's net sales increased by $74.4 million or 39% from $191.8 million to $266.2 million. This increase was due to a 16% increase in pounds shipped, primarily due to the capacity expansion projects completed in late 1999 and early 2000, coupled with a 21% increase in the average selling price per pound. Net sales for Chemicals increased by $27.1 million or 26% over the three-month period ended June 30, 1999, primarily due to an 8% increase in pounds shipped as a result of the completion of the third phenol unit at the Company's Haverhill, Ohio plant in November of 1999. Also contributing to the higher sales revenues for Chemicals was a 17% increase in the average selling price per pound. Net sales for Polymers increased by $49.0 million or 55% over the three-month period ended June 30, 1999, primarily due to a 32% increase in pounds shipped. The increase in pounds shipped resulted from the completion of the new polypropylene line at the LaPorte, Texas plant in September of 1999 and the capacity expansion at Aristech Acrylics LLC completed in February of 2000. A 20% increase in the average selling price per pound for Polymers also contributed to the increased sales figure in 2000.

Total operating costs increased by $93.8 million or 49% from $191.1 million for the three months ended June 30, 1999 to $284.9 million for the three months ended June 30, 2000. The increase in operating costs was primarily driven by increases in cost of sales resulting from a 82% increase in the average cost per pound for raw materials and the 16% increase in pounds shipped due to the Company's expanded production capacity. Also contributing to the increase in operating costs was a $4.7 million or 34% increase in depreciation expense as a result of the plant additions completed in late 1999 and early 2000. The Chemicals operating segment's average raw materials price per pound, which includes primarily cumene, increased by 68%, while the Polymers average raw materials price per pound, which includes primarily propylene, increased by 104%. Partially offsetting these increases, was a $2.3 million or 16% decrease in selling, general and administrative expenses primarily as a result of personnel reductions achieved through the voluntary early retirement and involuntary separation programs implemented during 1999.

The Company's total interest expense before interest capitalization was $13.1 million for the three-month period ended June 30, 2000, as compared to $10.6 million for the same period in 1999. This $2.5 million or 24% increase in interest expense reflects a total net increase in borrowings of $44.6 million since June 30, 1999, primarily to fund the Company's capacity expansion program. Also contributing to the increase in interest expense were increased borrowings under the securitized accounts receivable facility, reduced interest capitalization and higher interest rates during the second quarter of 2000 as compared to the second quarter of 1999. Increased borrowings of $22.7 million under the securitized accounts receivable facility, the Company's lowest cost source of funding, resulted from the increased sales volumes in 2000 coupled with the increase in the maximum borrowing capacity under the facility from $90 million to $100.0 million in March of 2000. Due to the completion of the capacity expansion projects by the end of the first quarter of 2000, the Company did not capitalize any interest during the three-month period ended June 30, 2000, as compared with $4.1 million capitalized during the three-month period ended June 30, 1999.

Net gain (loss) on disposal of assets decreased by $0.5 million from a gain of $0.1 million for the three-month period ended June 30, 1999 to a net loss of $0.4 million for the same period in 2000. The loss recorded in 2000 primarily resulted from the write-off of leasehold improvements at the Company's former corporate offices in the USX Tower in downtown Pittsburgh.

Other income, net increased by $1.7 million from $0.2 million for the three months ended June 30, 1999 to $1.9 million for the three months ended June 30, 2000. The increase was primarily due to the recording of a $1.3 million gain on natural gas futures contracts related to the supply of natural gas, primarily to the Company's Haverhill plant.

The Company's benefit for income taxes increased by $11.0 million for the three months ended June 30, 2000, as compared with the same period in 1999. This increase was caused primarily by a $24.5 million increase in the loss before income taxes for the three-month period ended June 30, 2000, over the same three-month period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

During the six-month period ended June 30, 2000, when compared with the same period for 1999, the Company's net sales increased by $140.1 million or 37% from $375.7 million to $515.8 million. This increase was due to a 19% increase in pounds shipped, primarily due to the capacity expansion projects completed during the latter half of 1999 and early 2000, coupled with a 16% increase in the average selling price per pound. Net sales for Chemicals increased by $50.1 million or 24% from the six-month period ended June 30, 1999, primarily due to a 11% increase in pounds shipped as a result of the completion of the third phenol unit at the Company's Haverhill, Ohio plant in November of 1999. Also contributing to the higher sales revenues for Chemicals was an 11% increase in the average selling price per pound. Net sales for Polymers increased by $92.7 million or 55% over the six-month period ended June 30, 1999, primarily due to a 33% increase in pounds shipped. The increase in pounds shipped resulted from the completion of the new polypropylene line at the LaPorte, Texas plant in September of 1999 and the capacity expansion at Aristech Acrylics LLC completed in February of 2000. A 19% increase in the average selling price per pound for Polymers also contributed to the increased sales figure in 2000.

Total operating costs increased by $166.7 million or 44% from $380.2 million for the six months ended June 30, 1999 to $546.9 million for the six months ended June 30, 2000. The increase in operating costs was primarily driven by increases in cost of sales resulting from a 73% increase in the average cost per pound for raw materials and the 19% increase in pounds shipped due to the Company's expanded production capacity. Also contributing to the increase in operating costs was a $9.4 million or 34% increase in depreciation expense as a result of the plant additions completed in late 1999 and early 2000. The Chemicals operating segment's average raw materials price per pound, which includes primarily cumene, increased by 64%, while the Polymers average raw materials price per pound, which includes primarily propylene, increased by 87%. Partially offsetting these increases was a $6.6 million or 21% decrease in selling, general and administrative expenses primarily as a result of personnel reductions achieved through the voluntary early retirement and involuntary separation programs implemented during 1999.

The Company's total interest expense before interest capitalization was $26.3 million for the six-month period ended June 30, 2000 as compared to $20.4 million for the same period in 1999. This $5.9 million or 29% increase in interest expense reflects a total net increase in borrowings of $44.6 million since June 30, 1999, primarily to fund the Company's capacity expansion program. Also contributing to the increase in interest expense were increased borrowings under the securitized accounts receivable facility, reduced interest capitalization and higher interest rates during the first six months of 2000 as compared to the same period in 1999. Increased borrowings of $22.7 million under the securitized accounts receivable facility, the Company's lowest cost source of funding, resulted from the increased sales volumes in 2000 coupled with the increase in the maximum borrowing capacity under the facility from $90 million to $100.0 million in March of 2000. Due to the completion of a significant portion of the capacity expansion program in late 1999, the Company capitalized only $0.3 million of interest during the six months ended June 30, 2000, as compared with $7.6 million for the six months ended June 30, 1999.

Net gain (loss) on disposal of assets decreased by $0.6 million from a gain of $0.2 million for the six-month period ended June 30, 1999 to a net loss of $0.4 million for the same period in 2000. The loss recorded in 2000 primarily resulted from the write-off of leasehold improvements at the Company's former corporate offices in the USX Tower in downtown Pittsburgh.

Other income of $1.9 million recorded for the six-month period ended June 30, 2000 primarily resulted from a $1.3 million gain on natural gas futures contracts related to the gas supply, primarily to the Company's Haverhill plant. There was no other income, net during the same period in 1999.

The Company's benefit for income taxes increased by $16.1 million for the six months ended June 30, 2000, as compared with the same period in 1999. This increase was caused primarily by a $37.7 million increase in the loss before income taxes for the six-month period ended June 30, 2000, over the same period in 1999.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2000, the Company's working capital balance increased by $5.2 million from $13.2 million at December 31, 1999 to $18.4 million at June 30, 2000. The increase in working capital was due primarily to the impacts of a reduction in short-term borrowings and an increase in inventories, partially offset by decreases in cash and equivalents and receivables. The decrease in short-term borrowings was due to net repayments of $22.6 million on the uncommitted line of credit with a commercial bank. Inventories increased during the first six months of the year due to improved operational performance of the new production lines completed in late 1999 and early 2000 and higher raw material and finished product costs. The decrease in cash and equivalents resulted from the repayments on the uncommitted line of credit and capital expenditures during the first six months of 2000. The decrease in receivables during 2000 was due to the receipt of an $18.4 million federal income tax refund in January of 2000 coupled with the impacts of the increase from $90.0 million to $100.0 million in the borrowing capacity under the trade receivables financing facility effective March 29, 2000.

The Company's net cash provided by operating activities decreased $65.0 million from $36.1 million for the six months ended June 30, 1999, to cash used in operations of $28.9 million for the six months ended June 30, 2000. The decrease in operating cash flows in 2000 primarily resulted from the increase in the Company's net loss in 2000 versus the same period in 1999 and an increase in inventories in 2000 versus a significant reduction of inventories during the same period in 1999.

Net cash provided by financing activities decreased by $71.6 million from $92.9 million for the six months ended June 30, 1999 to $21.3 million for the six months ended June 30, 2000. This decrease was primarily due to net borrowings during the first six months of 1999 of $95.6 million, versus $2.7 million for the six months ended June 30, 2000. The additional borrowings during the first half of 1999 were utilized to fund the Company's capacity expansion program. Partially offsetting the impact of the net decrease in borrowings was a $21.0 million increase in proceeds from the sale of receivables under the receivables financing facility during the first six months of 2000 as compared to the same period in 1999. This increase was due to the increased sales activity during the first half of 2000, as a result of the capacity expansions completed in late 1999 and early 2000, and the increase in the total borrowing capacity on the receivables financing facility from $90.0 million to $100.0 million in March of 2000. The receivables financing facility is renewed annually with the next renewal date scheduled for March 28, 2001. Upon successful completion of the renewal process, the facility would be extended for additional periods not to exceed 364 days from the extension date.

The Company anticipates that outstanding fixed capital commitments and future working capital requirements will be funded by cash flows from operations or, if necessary, additional borrowings from existing or replacement credit facilities. At June 30, 2000, there was approximately $43.8 million of additional borrowing capacity available under existing credit facilities.

CAPITAL EXPENDITURES

Capital expenditures decreased by $116.0 million from $126.1 million for the six months ended June 30, 1999 to $10.1 million for the six months ended June 30, 2000. During the first six months of 1999, significant capital expenditures were made related to the Company's capacity expansion program. The capacity expansion program included plant additions within the phenol product line at the Haverhill, Ohio plant, the polypropylene product line at the LaPorte, Texas plant and the acrylic sheet product line at Aristech Acrylics LLC's Florence, Kentucky plant. Capital expenditures during the first six months of 1999 were funded by cash flows from operations and net cash provided by the Company's financing activities in the form of additional net borrowings. The majority of the capacity expansion projects were either completed or nearing completion by the end of 1999, resulting in the significant decrease in capital spending during the first six months of 2000. Capital expenditures during 2000 were primarily funded through cash and equivalents on hand at December 31, 1999. At June 30, 2000, the Company had outstanding fixed commitments for capital expenditures totaling $7.1 million.

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

The Company does, however, focus on its interest rate risk management primarily to manage the overall cost of funding provided to the Company. The Company has strategically financed its business expansion with diverse and cost-effective debt instruments at both fixed and variable interest rates. The majority of the Company's variable rate long-term debt is currently based on the London Interbank Offered Rate ("LIBOR"). During 1999, in an effort to further manage the overall cost of borrowing, the Company entered into three interest rate swap agreements with an aggregate notional principal amount of $100.0 million with a commercial bank. The swap structure involves the exchange of interest cash flows for a minimum of three years and potentially a maximum of seven years. For the first three years beginning November 15, 1999, the Company will pay a weighted average fixed interest rate of 6.185% in exchange for receiving a fixed interest rate of 6.875%, resulting in a savings to the Company over the first three years of approximately $2.1 million. Accordingly, interest expense was reduced by approximately $0.4 million for the six months ended June 30, 2000. Subsequently, for the last four years of the agreements, the Company is obligated to pay a variable interest rate equal to the six-month LIBOR in exchange for receiving a fixed interest rate of 6.875%. The swap counterparty has the option to terminate the agreements on selected dates during the final four years of the agreements.

A hypothetical 1% increase in the interest rate for the Company's variable rate long-term debt would increase annual interest expense by approximately $4.5 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into effect other changes that might occur in the economic environment due to such changes in short-term interest rates. The Company's debt instruments are monitored continually to mitigate, to the extent possible, any significant interest rate risk exposure. The carrying amount of the Company's long-term debt as of June 30, 2000 was $620.4 million.

The Company does not enter into any material fixed purchase or fixed supply contracts with its suppliers or customers, or engage in any material hedging activities to mitigate any related commodity price risk. The Company, through its natural gas manager and agent, does utilize the purchase of natural gas futures contracts to help lock in a portion of the Company's overall cost of natural gas. As of June 30, 2000, the Company had natural gas futures contracts outstanding with a notional amount of $0.8 million and a net gain position of $0.1 million. A 10% increase/decrease in the market price for gas futures would have a $0.1 million favorable/unfavorable impact to the Company based on the open futures contracts at June 30, 2000.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         Effective June 30, 2000, the Change in Control Agreements between Aristech and each of Dennis R. Henderson, Edwar S. Shamshoum, Gary C. Reed, and David Siporin were relinquished by these officers and replaced with Executive Employment Contracts. Also effective June 30, 2000, the Company entered into Executive Employment Contracts with Gregory Cummings and Matthew C. Cairone.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              10.14   Executive Employment Contract between Gary C. Reed and
                      the Company dated June 30, 2000.
              10.15   Executive Employment Contract between Edwar S. Shamshoum
                      and the Company dated June 30, 2000.
              10.16   Executive Employment Contract between David Siporin and
                      the Company dated June 30, 2000.
              27      Article 5 of Regulation S-X, Financial Data Schedule
                     (filed electronically with SEC only).

         (b)  Reports on Form 8-K:
              No reports on Form 8-K were filed during the quarter ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Aristech Chemical Corporation

                             By /s/ GREGORY CUMMINGS
                                --------------------
                                Gregory Cummings
                                Vice President and
                                Chief Financial Officer

August 11, 2000